Form 10-K
period 2019-12-31
Consolidated Communications Holdings, Inc.
filed 2020-02-28
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer ☐ Smaller reporting company ☐	Accelerated filer ☒ Emerging growth company ☐	Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2019, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $350,799,889 based on the closing price as reported on the NASDAQ Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 24, 2020, the registrant had 71,953,447 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

PART I

Note About Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause the actual results of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we,” “our” or “us”) to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part I – Item 1A – “Risk Factors”.  Furthermore, undue reliance should not be placed on forward-looking statements, which are based on the information currently available to us and speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.

Item 1. Business.

Consolidated Communications Holdings, Inc. is a Delaware holding company with operating subsidiaries that provide a wide range of communication solutions to consumer, commercial and carrier channels across a 23-state service area.  We were founded in 1894 as the Mattoon Telephone Company by the great-grandfather of one of the former members of our Board of Directors, Richard A. Lumpkin.  After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company in 1924.  We were incorporated under the laws of Delaware in 2002, and through our predecessors, we have been providing communication services in many of the communities we serve for more than 125 years.

In addition to our focus on organic growth in our commercial and carrier channels, we have achieved business growth and diversification of revenue and cash flow streams that have created a strong platform for future growth through our acquisitions over the last 15 years.  Through these acquisitions, we have positioned our business to provide services in rural, suburban and metropolitan markets, with service territories spanning the country.

Recent Business Developments

On July 3, 2017, we completed the acquisition of FairPoint Communications, Inc. (“FairPoint”) and acquired all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  As a result, FairPoint became a wholly-owned subsidiary of the Company.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spanned across 17 states.  FairPoint’s robust fiber-based network consists of more than 22,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date.  The acquisition reflects our strategy to diversify revenue and cash flows among multiple products and to expand our network to new markets.

See Note 4 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a more detailed discussion of this transaction.

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

Description of Our Business

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 23-state service area and an advanced fiber network spanning over 37,000 fiber route miles across many rural areas and metro communities.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Consolidated is dedicated to turning technology into solutions, connecting people and enriching how our customers work and live.

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

Sources of Revenue

The following tables summarize our sources of revenue and key operating statistics for the last three fiscal years:

	2019		2018		2017
		% of		% of		% of
(In millions, except for percentages)	$	Revenues	$	Revenues	$	Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$355.3	26.6%	$349.4	25.0%	$274.2	25.9%
Voice services	188.3	14.1	202.9	14.5	152.7	14.4
Other	52.9	4.0	56.4	4.0	33.9	3.2
	596.5	44.6	608.7	43.5	460.8	43.5
Consumer:
Broadband (Data and VoIP)	257.1	19.2	253.1	18.1	183.6	17.3
Video services	81.4	6.1	88.4	6.3	91.4	8.6
Voice services	180.8	13.5	202.0	14.4	137.7	13.0
	519.3	38.9	543.5	38.8	412.7	38.9

Subsidies	72.4	5.4	83.4	6.0	62.3	5.9
Network access	138.1	10.3	152.6	10.9	110.2	10.4
Other products and services	10.2	0.8	10.9	0.8	13.6	1.3
Total operating revenues	$1,336.5	100.0%	$1,399.1	100.0%	$1,059.6	100.0%

Key Operating Statistics

	As of December 31,
	2019	2018	2017
Consumer customers	582,818	628,649	671,300

Voice connections	835,997	902,414	972,178
Data connections	784,165	778,970	783,682
Video connections	84,171	93,065	103,313
Total connections	1,704,333	1,774,449	1,859,173

The comparability of our consolidated results of operations was impacted by the FairPoint acquisition that closed on July 3, 2017, as described above.  FairPoint’s results are included in our consolidated financial statements as of the date of the acquisition.

All telecommunications providers continue to face increased competition as a result of technology changes and legislative and regulatory developments in the industry.  We continue to focus on commercial growth opportunities and are continually expanding our commercial product offerings for small, medium and large businesses to capitalize on industry technological advances.  In addition, we expect our broadband services revenue to continue to grow as consumer and commercial demands for data based services increase, which will offset, in part, the anticipated decline in traditional voice services impacted by the ongoing industry-wide reduction in residential access lines.

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

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; software defined wide area network (“SD-WAN”), a software-based network technology that provides a simplified management and automation of wide area network (“WAN”) connections; multi-protocol label switching (“MPLS”); and private line services to provide high bandwidth connectivity across point-to-point and multiple site networks.  Our networking services are available at a variety of speeds up to 10 Gbps.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.

Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions with speeds up to 100 Gbps.  The demand for backhaul services continue to grow as wireless carriers are faced with escalating consumer and commercial demands for wireless data.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  We are also a full service 9-1-1 provider and have installed and now maintain two turn-key, state of the art statewide next-generation emergency 9-1-1 systems.  These systems, located in Maine and Vermont, have processed over four million calls relying on the caller's location information for routing.  Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and are expected to provide the foundation to handle future communication modes such as texting and video.

Other

Other services revenues include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues.

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

No customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2019, 2018 and 2017.

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

For the years ended December 31, 2019, 2018 and 2017, we recognized income of $37.7 million, $39.3 million and $31.4 million, respectively, and received cash distributions of $35.8 million, $39.1 million and $30.0 million, respectively, from these wireless partnerships.

Employees

As of December 31, 2019, we employed approximately 3,400 employees, including part-time employees.  We also use temporary employees in the normal course of our business.

Approximately 42% of our employees were covered by collective bargaining agreements as of December 31, 2019.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – Risk Factors – “Risks Relating to Our Business”.

Sales and Marketing

The key components of our overall marketing strategy include:

●	Organizing our sales and marketing activities around our three customer channels: consumer, commercial and carrier customers;

●	Positioning ourselves as a single point of contact for our customers’ communications needs;

●	Providing customers with a broad array of data, voice and video services and bundling these services whenever possible;

●	Identifying and broadening our commercial customer needs by developing solutions and providing integrated service offerings;

●	Providing excellent customer service, including 24/7 centralized customer support to coordinate installation of new services, repair and maintenance functions and creating more self-service tools through our online customer portal;

●	Developing and delivering new services to meet evolving customer needs and market demands; and

●	Leveraging brand recognition across all market areas.

We currently offer our services through customer service call centers, our website, commissioned sales representatives and third-party sales agents.  Our customer service call centers and dedicated sales teams serve as the primary sales channels for consumer, commercial and carrier services.  Our sales efforts are supported by direct mail, bill inserts, radio, television and internet advertising, public relations activities, community events and website promotions.

We market our services both individually and as bundled services, including our triple-play offering of data, voice and video services.  By bundling our service offerings, we are able to offer and sell a more complete and competitive package of services, which we believe simultaneously increases our average revenue per user (“ARPU”) and adds value for the consumer.  We also believe that bundling leads to increased customer loyalty and retention.

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

We operate fiber networks which we own or have entered into long-term leases for fiber network access.  At December 31, 2019, our fiber-optic network consisted of approximately 37,500 route-miles, which includes approximately 19,460 route miles of fiber located in the northern New England area, approximately 3,750 miles of fiber network in Minnesota and surrounding areas, approximately 4,270 miles of fiber network in Texas including an expansion into the greater Dallas/Fort Worth market, approximately 1,700 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 1,950 miles of fiber network in Illinois, approximately 1,100 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area and approximately 1,090 route-miles of fiber optic facilities in Kansas City that service the greater Kansas City area, including both Kansas and Missouri.  Our remaining network includes approximately 4,190 route-miles spanning across various states including portions of Alabama, Colorado, Florida, Georgia, Massachusetts, New York, Ohio, Pennsylvania and Washington.

We intend to continue to make strategic enhancements to our network including improvements in overall network reliability and increases to our broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As of December 31, 2019, approximately 58% of the homes we serve on our legacy network had availability to broadband speeds of up to 100 Mbps or greater.  The majority of the homes in our newly acquired northern New England service territories have availability to broadband speeds of 20 Mbps or less.  Over the last two years, we upgraded broadband speeds to more than 750,000 homes and small businesses primarily across the northern New England service area as part of our integration initiatives and in 2019 expanded the availability of our 1 Gig fiber network in select markets.  The upgrades enable customers to receive broadband speeds up to three times the speeds previously available.

Through our extensive fiber network, we are also able to support the increased demand on wireless carriers for data bandwidth.  In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.  As of December 31, 2019, we had 3,493 cell sites in service and an additional 380 future sites pending completion.

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

Maintain capital expenditure discipline

Across all of our service territories, we have successfully managed capital expenditures to optimize returns through disciplined planning and targeted investment of capital.  For example, strategic investments in our networks allows significant flexibility to expand our commercial footprint, offer competitive products and services and provide services in a cost-efficient manner while maintaining our reputation as a high-quality service provider.  We will continue to invest in strategic growth initiatives to enhance and expand our fiber network to new markets and customers in order to optimize new business, backhaul and wholesale opportunities.

Capital allocation plan

In 2019, we implemented a new capital allocation plan to improve our balance sheet and create long-term sustainable value for our shareholders.  On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on deleveraging by using free cash flow to reduce our outstanding debt.  During 2019, we utilized the dividend savings to reduce long-term debt through the repurchase in the open market of a portion of our unsecured 6.50% Senior Notes due in October 2022.  Through the capital allocation plan, we intend to improve our leverage ratio in preparation of our planned refinancing of our outstanding debt in 2021.  We believe the change in capital allocation will strengthen our financial position, improve our future cost of capital and create additional financial and strategic flexibility to grow our business in the long-term.

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

We continue to face competition from wireless and other fiber data providers as the demand for substitute communication services, such as wireless phones and data devices, continues to increase.  Customers are increasingly foregoing traditional telephone services and land-based Internet service and relying exclusively on wireless service.  Wireless companies are aggressively developing networks using next-generation data technologies in order to provide increasingly faster data speeds to their customers.  In addition, the expanded availability for free or lower cost services, such as video over the Internet, complimentary Wi-Fi service and other streaming devices has increased competition among other providers including online digital distributors for our video and data services.  In order to meet the competition, we have responded by continuing to invest in our network and business operations in order to offer new and enhanced services including faster broadband speeds, cloud-enabled video service and providing additional over-the-top video content.

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

Overview

Our revenues, which include revenues from such telecommunications services as local telephone service, network access service and toll service, are subject to broad federal and/or state regulation and are derived from various sources, including:

●	Business and residential subscribers of basic exchange services;
●	Surcharges mandated by state commissions and the Federal Communications Commission (“FCC”);

●	Long-distance carriers for network access service;
●	Competitive access providers and commercial customers for network access service; and

●	Support payments from federal or state programs.

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

Removal of Entry Barriers

The Telecommunications Act imposes a number of interconnection and other requirements on all local communications providers.  All telecommunications carriers have a duty to interconnect directly or indirectly with the facilities and equipment of other telecommunications carriers.  All local exchange carriers, including our competitive and incumbent local exchange companies, are required to:

●Allow other carriers to resell their services;

●Provide number portability where feasible;

●Ensure dialing parity, meaning that consumers can choose their default local or long-distance telephone company without having to dial additional digits;

●Ensure that competitors’ customers receive non-discriminatory access to telephone numbers, operator service, directory assistance and directory listings;

●Afford competitors access to telephone poles, ducts, conduits and rights-of-way; and

●Establish reciprocal compensation arrangements with other carriers for the transport and termination of telecommunications traffic.

Furthermore, the Telecommunications Act imposes on incumbent telephone companies (other than rural telephone companies that maintain their so-called “rural exemption” as many of our subsidiaries do) additional obligations to:

●Negotiate interconnection agreements with other carriers in good faith;

●Interconnect their facilities and equipment with any requesting telecommunications carrier, at any technically feasible point, at non-discriminatory rates and on non-discriminatory terms and conditions;

●Offer their retail services to other carriers for resale at discounted wholesale rates;

●Provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability; and

●Provide, at rates, terms and conditions that are just, reasonable and non-discriminatory, for the physical collocation of other carriers’ equipment necessary for interconnection or access to unbundled network elements (“UNEs”) at the premises of the incumbent telephone company.

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

Each of the subsidiaries through which we operate our local telephone businesses is an incumbent local exchange company.  The Telecommunications Act exempts rural telephone companies from certain of the more burdensome interconnection requirements.  However, the rural exemption will cease to apply to competing cable companies if and when the rural carrier introduces video services in a service area, in which case, a competing cable operator providing video programming and seeking to provide telecommunications services in the area may interconnect.  For our subsidiaries which provide video services in their major service areas, the rural exemption no longer applies to cable company competitors in those service areas.  Additionally, in Texas, the Public Utilities Commission of Texas (“PUCT”) has removed the rural exemption for our Texas subsidiaries with respect to telecommunications services furnished by Sprint Communications, L.P. on behalf of cable companies.  Our ILEC subsidiaries still have the rural exemption in place, with the exception of Consolidated Communications of Northern New England and Consolidated Communications of Vermont.  We believe the benefits of providing video services outweigh the loss of the rural exemptions to cable operators.

Promotion of Universal Service

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from federal and certain states’ USFs totaled $72.4 million, $83.4 million and $62.3 million in 2019, 2018 and 2017, respectively.

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

In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period for price cap carriers and a nine year period for rate of return carriers, and as a result, our network access revenue decreased approximately $1.1 million, $3.0 million and $2.8 million during 2019, 2018 and 2017, respectively.

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

We accepted the CAF Phase II funding in August 2015, which was effective as of January 1, 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint in 2017, this amount increased to $48.9 million through 2020.  With the sale of our Virginia ILEC in 2018, this amount was reduced to $48.1 million through 2020.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.  We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The FCC auction process for CAF Phase II funding occurred during the third quarter of 2018.  The winners of the auction have been announced and the impact in 2020 is a reduction of $1.0 million in frozen CAF Phase I support.

The annual reporting requirements include (i) filings of annual certifications that the carrier is both meeting its public interest obligations and is offering comparable broadband rates and (ii) the filing of a Service Quality Improvement plan. The initial plan was required to be filed by July 1, 2016, with progress reports filed every year thereafter.  The plan must include, among other things, the total amount of CAF Phase II funding used to fund capital expenditures in the previous year and certification that the carrier is meeting the required interim deployment milestones.  The CAF Phase II build-out milestone for the end of 2019 was 80%.  This is measured separately by the Company’s operations in each state.  As of December 31, 2019, the Company met this milestone for all states where it operates.

The annual FCC price cap filing was made on June 17, 2019 and became effective on July 1, 2019.  This filing reflects the phase out of CAF ICC support for our price cap companies.  There is no change for our rate of return companies.  The net impact is a decrease of $0.5 million in support funding for the July 2019 through June 2020 tariff period.

In April 2019, the FCC Chairman Pai announced plans for the Rural Digital Opportunity Fund (“RDOF”), a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America.  The FCC issued a Notice of Proposed Rulemaking (“NPRM”) at their August 2019 Open Commission Meeting.  The NPRM sought comments on broadband mapping, CAF Phase II transitioning and the auction process.  We participated in the comment process.

In January 2020, the FCC approved a report and order on the RDOF addressing the CAF II transition, letter of credit and auction process.  The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers.  The funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years.  The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream.  There are three additional tiers ranging from 50 Mbps downstream/5 Mbps upstream to 1 Gbps downstream/500 Mbps upstream.  The auction is a reverse auction process with higher weighting for those that choose a higher speed buildout requirement.  The auction process is currently scheduled to occur in the fourth quarter of 2020.  Transition funding will be made available to price cap companies currently receiving CAF Phase II support through 2021.

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

In June 2013, the Texas state legislature passed Senate Bill No. 583 (“SB 583”).  The provisions of SB 583 were effective September 1, 2013 and froze HCF and HCAF support for the remainder of 2013.  As of January 1, 2014, our annual $1.4 million HCAF support was eliminated and the frozen HCF support returned to funding on a per line basis.  In July 2013, the Company entered into a settlement agreement with the PUCT on Docket 41097, which was approved by the PUCT in August 2013.  In accordance with the provisions of the settlement agreement, the HCF draw was reduced by approximately $1.2 million annually over a four year period beginning June 1, 2014 through 2018.  However, we had the ability to fully offset this reduction with increases to residential rates where market conditions allow.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we were required to invest an additional $1.0 million by December 31, 2018 to increase broadband availability and speeds in areas served by the FairPoint Illinois ILECs.  We met all of the regulatory commitments for 2019, 2018 and 2017.

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

Risks Relating to Our Business

We expect to continue to face significant competition in all parts of our business and the level of competition could intensify among our customer channels.  The telecommunications industry is highly competitive.  We face actual and potential competition from many existing and emerging companies, including other incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless companies, Internet service providers, satellite companies and cable television companies, and, in some cases, new forms of providers who are able to offer competitive services through software applications requiring a comparatively small initial investment. Due to consolidations and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time.

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service.  In addition, consumers’ options for viewing television shows have expanded as content becomes increasingly available through alternative sources.  Some providers, including television and cable television content owners, have initiated Over-The-Top (“OTT”) services that deliver video content to televisions, computers and other devices over the Internet.  OTT services can include episodes of highly-rated television series in their current broadcast seasons.  They can also include content that is related to broadcast or sports content that we carry, but that is distinct and may be available only through the alternative source. Consumers can pursue each of these options without foregoing any of the other options.  We may not be able to successfully anticipate and respond to many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

The incumbent telephone carriers in the markets we serve enjoy certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers.  The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for its operations.  Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer.  Their success in selling services that are competitive with ours among our various customer channels could lead to revenue erosion in our business.  We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively we could lose customers, revenue and market share.

We must adapt to rapid technological changes.  If we are unable to take advantage of technological developments, or if we adopt and implement them at a slower rate than our competitors, we may experience a decline in the demand for our services.  Our industry operates in a technologically complex environment.  New technologies are continually developed and existing products and services undergo constant improvement.  Emerging technologies offer consumers a variety of choices for their communication and broadband needs.  To remain competitive, we will need to adapt to future changes in technology to enhance our existing offerings and to introduce new or improved offerings that anticipate and respond to the varied and continually changing demands of our various customer channels.  Our business and results of operations could be adversely affected if we are unable to match the benefits offered by competing technologies on a timely basis and at an acceptable cost, or if we fail to employ technologies desired by our customers before our competitors do so.

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

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and significant new advantages for competitors.  Technological developments could require us to make significant new capital investments in order to remain competitive with other service providers.  If we do not replace or upgrade our network and its technology on a timely basis, we may not be able to compete effectively and could lose customers.  We may also be placed at a cost disadvantage in offering our services. Technology changes are also allowing individuals to bypass telephone companies and cable operators entirely to make and receive calls, and to provide for the distribution and viewing of video programming without the need to subscribe to traditional voice and video products and services.  Increasingly, this can be done over wireless facilities and other emerging mobile technologies in addition to traditional wired networks.  Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint.  As these technologies continue to expand in availability and reliability, they could become an effective alternative to our high-speed Internet services.  Although we use fiber optics in parts of our networks, including in some residential areas, we continue to rely on coaxial cable and copper transport media to serve customers in many areas.  The facilities we use to offer our video services, including the interfaces with customers, are undergoing a rapid evolution, and depend in part on the products, expertise and capabilities of third-parties.  If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

Shifts in our product mix may result in a decline in operating profitability.  Margins vary among our products and services.  Our profitability may be impacted by technological changes, customer demands, regulatory changes, the competitive nature of our business and changes in the product mix of our sales.  These shifts may also result in our long-lived assets becoming impaired or our inventory becoming obsolete.  We review long-lived assets for potential impairment if certain events or changes in circumstances indicate that impairment may be present.  We currently manage potential inventory obsolescence through reserves, but future technology changes may cause inventory obsolescence to exceed current reserves.

We receive cash distributions from our wireless partnership interests.  The amount and continued receipt of such future distributions is not guaranteed.  We own five wireless partnership interests consisting of 2.34% of GTE Mobilnet of South Texas Limited Partnership, which provides cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas; 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area; 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”); 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.

In 2019, 2018 and 2017, we received cash distributions from these partnerships of $35.8 million, $39.1 million and $30.0 million, respectively.  The cash distributions we receive from these partnerships are based on our percentage of ownership, the partnerships’ operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.  We cannot control the timing, amount or certainty of any future cash distributions from these partnerships.  If cash distributions from these partnerships are reduced or eliminated, our results of operations could be adversely affected, and as a result, our ability to fulfill our long-term obligations may be restricted.

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

A cyber-attack may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business.  Attempts by others to gain unauthorized access to organizations' information technology systems are becoming more frequent and sophisticated, and are sometimes successful. These attempts may include covertly introducing malware to companies' computers and networks, impersonating authorized users or "hacking" into systems.  We seek to prevent, detect and investigate all security incidents that do occur, however we may be unable to prevent or detect a significant attack in the future.  Significant information technology security failures could result in the theft, loss, damage, unauthorized use or publication of our confidential business information, which could harm our competitive position, subject us to additional regulatory scrutiny, expose us to litigation or otherwise adversely affect our business.  If a security breach results in misuse of our customers' confidential information, we may incur liability as a result.

Our operations require substantial capital expenditures and our business, financial condition, results of operations and liquidity may be impacted if funds for capital expenditures are not available when needed.  We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations.  While we have historically been able to fund capital expenditures from cash generated from operations and borrowings under our revolving credit facility, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, which may result in our inability to fund the necessary level of capital expenditures to maintain, upgrade or enhance our network.  This could adversely affect our business, financial condition, results of operations and liquidity.

If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we could be faced with increased costs.  We are dependent on easements, franchises and licenses from various private parties, such as established telephone companies and other utilities, railroads, long-distance companies, state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks.  Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements terminate or expire.  If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove, relocate or abandon our network facilities in the affected areas, which could interrupt our operations, force us to find alternative rights-of-way and incur unexpected capital expenditures.

We may be unable to obtain necessary hardware, software and operational support from third-party vendors.  We depend on third-party vendors to supply us with a significant amount of hardware, software and operational support necessary to provide certain of our services, to maintain, upgrade and enhance our network facilities and operations, and to support our information and billing systems.  Some of our third-party vendors are our primary source of supply for certain products and services for which there are few substitutes.  If any of these vendors should experience financial difficulties, have demand that exceeds their capacity or can no longer meet our specifications, our ability to provide some services may be hindered, in which case our business, financial condition and results of operations may be adversely affected.

Video content costs are substantial and continue to increase.  We expect video content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes cable-oriented programming designed to be shown in linear channels, as well as the programming of local over-the-air television stations that we retransmit.  In addition, on-demand programming is being made available in response to customer demand.  In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the cost of sports programming and local broadcast station retransmission content.  Programming costs are generally assessed on a per-subscriber basis, and therefore, are directly related to the number of subscribers to which the programming is provided.  Our relatively small subscriber base limits our ability to negotiate lower per-subscriber programming costs.  Larger providers can often qualify for discounts based on the number of their subscribers.  This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression.  In addition, escalators in existing content agreements can result in cost increases that exceed general inflation.  While we expect video content costs to continue to increase, we may not be able to pass such cost increases on to our customers, especially as an increasing amount of programming content becomes available via the Internet at little or no cost.  Also, some competitors or their affiliates own programming in their own right and we may not be able to secure license rights to that programming.  As our programming contracts with content providers expire, there is no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may not be able to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements timely, we could experience work stoppages or other labor actions that could materially disrupt our business of providing services to our customers.  As of December 31, 2019, approximately 42% of our employees were covered by collective bargaining agreements.  These employees are hourly workers throughout our service territories and are represented by various unions and locals.  The collective bargaining agreement covering our employees in our Lufkin and Conroe, Texas markets, which makes up 6% of our employees, expired as of October 15, 2019.  Employees continue to work without a contract. All other existing collective bargaining agreements expire between 2020 through 2022, of which contracts covering 3% of our employees will expire in 2020.

We cannot predict the outcome of the negotiations related to the collective bargaining agreements covering our employees.  If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work stoppages or slowdowns, or other labor actions, which could materially disrupt our ability to provide services to our customers.  New labor agreements, or the renewal of existing agreements, may impose significant new costs on us, which could adversely affect our financial condition and result of operations.  While we believe our relations with the unions representing these employees are good, any protracted labor disputes or labor disruptions by our employees could negatively impact our business.

Our ability to attract and/or retain certain key management and other personnel in the future could have an adverse effect on our business.  We rely on the talents and efforts of key management personnel, many of whom have been with our company or in our industry for decades.  While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside candidates to fill any vacancy created by the loss of any key management personnel, the loss of one or more of our key management personnel could have a negative impact on our business.

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

Risks Relating to Our Common Stock

The price of our common stock may be volatile and may fluctuate substantially, which could negatively affect holders of our common stock.  The market price of our common stock may fluctuate widely as a result of various factors including, but not limited to, period-to-period fluctuations in our operating results, the volume of sales of our common stock, the limited number of holders of our common stock and the resulting limited liquidity in our common stock, dilution, developments in the communications industry, the failure of securities analysts to cover our common stock, changes in financial estimates by securities analysts, short interests in our common stock, competitive factors, regulatory developments, labor disruptions, general market conditions and market conditions affecting the stock of communications companies.  Communications companies have, in the past, experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance.  High levels of market volatility may have a significant adverse effect on the market price of our common stock.  In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price.  This type of litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our common stock.

Our organizational documents could limit or delay another party’s ability to acquire us and, therefore, could deprive our investors of a possible takeover premium for their shares.  A number of provisions in our amended and restated certificate of incorporation and bylaws could make it difficult for another company to acquire us.  Among other things, these provisions:

●	Divide our Board of Directors into three classes, which results in roughly one-third of our directors being elected each year;

●	Provide that directors may only be removed for cause and then only upon the affirmative vote of holders of two-thirds or more of the voting power of our outstanding common stock;

●	Require the affirmative vote of holders of two-thirds or more of the voting power of our outstanding common stock to amend, alter, change or repeal specified provisions of our amended and restated certificate of incorporation and bylaws;

●	Require stockholders to provide us with advance notice if they wish to nominate any candidates for election to our Board of Directors or if they intend to propose any matters for consideration at an annual stockholders meeting; and

●	Authorize the issuance of so-called “blank check” preferred stock without stockholder approval upon such terms as the Board of Directors may determine.

We also are subject to laws that may have a similar effect.  For example, federal and certain state telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval.  Similarly, Section 203 of the Delaware General Corporation Law restricts our ability to engage in a business combination with an “interested stockholder”.  These laws and regulations make it difficult for another company to acquire us, and therefore, could limit the price that investors might be willing to pay in the future for shares of our common stock.  In addition, the rights of our common stockholders are subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that we may issue in the future.

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures.  As of December 31, 2019, we had $2.3 billion of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

●	We may be required to use a substantial portion of our cash flow from operations to make principal and interest payments on our debt, which will reduce funds available for operations, capital expenditures, future business opportunities and strategic initiatives;

●	We may have limited flexibility to react to changes in our business and our industry;

●	It may be more difficult for us to satisfy our other obligations;

●	We may have a limited ability to borrow additional funds or to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes;

●	We may become more vulnerable to general adverse economic and industry conditions, including changes in interest rates; and

●	We may be at a disadvantage compared to our competitors that have less debt.

We cannot guarantee that we will generate sufficient revenues to service our debt and have adequate funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our markets.

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

We may not be able to refinance our existing debt if necessary, or we may only be able to do so at a higher interest rate.  We may be unable to refinance or renew our credit facilities and our failure to repay all amounts due on the maturity dates would cause a default under the credit agreement.  Alternatively, any renewal or refinancing may occur on less favorable terms.  If we refinance our credit facilities on terms that are less favorable to us than the terms of our existing debt, our interest expense may increase significantly, which could impact our results of operations and impair our ability to use our funds for other purposes.

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

In addition, a substantial portion of our variable-rate debt bears interest based on the London Interbank Offering Rate (“LIBOR”). The Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop requiring banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether LIBOR will be replaced with a new benchmark or if new methods of calculating LIBOR will be established.  If LIBOR ceases to exist or if the methods for calculating LIBOR change, interest rates on our current and future debt obligations may be adversely affected.  Changes to LIBOR could also impact our current interest rate swap agreements which could adversely affect our results of operations.

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors.  Our businesses are subject to regulation by the Federal Communications Commission (“FCC”) and other federal, state and local entities.  Rapid changes in technology and market conditions have resulted in changes in how the government addresses telecommunications, video programming and Internet services.  Many businesses that compete with our Incumbent Local Exchange Carrier (“ILEC”) and non-ILEC subsidiaries are comparatively less regulated.  Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations.  In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and DVD firms have almost no regulation of their video activities.  Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets.  The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal, state or local level, could require significant and costly adjustments that could adversely affect our business plans.  New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future.  Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions will ultimately impact our business.  We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

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

We are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety.  Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage and disposal of hazardous materials, asbestos and petroleum products.  We are also subject to laws and regulations governing air emissions from our fleet vehicles.  As a result, we face several risks, including:

●	Hazardous materials may have been released at properties that we currently own or formerly owned (perhaps through our predecessors). Under certain environmental laws, we could be held liable, without regard to fault, for the costs of investigating and remediating any actual or threatened contamination at these properties and for contamination associated with disposal by us, or by our predecessors, of hazardous materials at third-party disposal sites;

●	We could incur substantial costs in the future if we acquire businesses or properties subject to environmental requirements or affected by environmental contamination. In particular, environmental laws regulating wetlands, endangered species and other land use and natural resources may increase the costs associated with future business or expansion or delay, alter or interfere with such plans;

●	The presence of contamination can adversely affect the value of our properties and make it difficult to sell any affected property or to use it as collateral; and

●	We could be held responsible for third-party property damage claims, personal injury claims or natural resource damage claims relating to contamination found at any of our current or past properties.

The cost of complying with environmental requirements could be significant.  Similarly, the adoption of new environmental laws or regulations, or changes in existing laws or regulations or their interpretations, could result in significant compliance costs or unanticipated environmental liabilities.

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or by how judicial authorities apply tax laws.  Our operations are subject to various federal, state and local tax laws and regulations.  In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges and regulatory fees (“tax” or “taxes”) to numerous federal, state and local governmental authorities.  In many cases, the application of tax laws are uncertain and subject to differing interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband Internet access and cloud related services.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.  Changes in tax laws, or changes in interpretations of existing laws, could materially affect our financial position, results of operations and cash flows. For example, the Tax Cuts and Jobs Act of 2017, a major federal tax reform, that had a significant impact on our tax obligations and effective income tax rate.

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

In addition to plant and equipment that we wholly-own, we utilize poles, towers and cable and conduit systems jointly-owned with other entities and lease space on facilities to other entities.  These arrangements are in accordance with written agreements customary in the industry.  We also have appropriate easements, rights-of-way and other arrangements for the accommodation of our pole lines, underground conduits, aerial and underground cables and wires.

Item 3.  Legal Proceedings.

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.  See Note 13 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a discussion of recent developments related to these legal proceedings.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CNSL”.  As of February 24, 2020, there were approximately 4,295 stockholders of record of the Company’s common stock.

Share Repurchases

During the quarter ended December 31, 2019, we repurchased 95,513 common shares surrendered by employees in the administration of employee share-based compensation plans. The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
October 1-October 31, 2019	—	n/a	n/a	n/a
November 1-November 30, 2019	—	n/a	n/a	n/a
December 1-December 31, 2019	95,513	$ 3.79	n/a	n/a

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming reinvestment of dividends) with the S&P 500 Index and the NASDAQ Telecommunications Index.  The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2014 in each index.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index and the NASDAQ Telecommunications Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
Consolidated Communications Holdings
S&P 500
NASDAQ Telecommunications

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

	As of December 31,
(In dollars)	2014	2015	2016	2017	2018	2019
Consolidated Communications Holdings	$100.00	$81.01	$110.88	$53.99	$49.69	$20.92
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
NASDAQ Telecommunications	$100.00	$97.52	$102.36	$127.62	$127.16	$142.60

Sale of Unregistered Securities

During the year ended December 31, 2019, we did not sell any equity securities of the Company which were not registered under the Securities Act of 1933, as amended.

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

	Year Ended December 31,
(In millions, except per share amounts)	2019	2018 (1)	2017 (2)	2016	2015

Operating revenues	$1,336.5	$1,399.1	$1,059.6	$743.2	$775.7

Cost of products and services (exclusive of depreciation and amortization)	574.9	611.9	446.0	321.4	330.6
Selling, general and administrative expense	299.1	333.6	249.1	156.5	179.2
Acquisition and other transaction costs (3)	—	2.0	33.7	1.2	1.4
Loss on impairment	—	—	—	0.6	—
Depreciation and amortization	381.2	432.6	291.8	174.0	179.9
Income from operations	81.3	19.0	39.0	89.5	84.6

Interest expense, net	(136.7)	(134.5)	(129.8)	(76.8)	(79.6)
Gain (loss) on extinguishment of debt	4.5	—	—	(6.6)	(41.2)
Other income, net	27.2	40.9	31.2	32.1	38.3
Income (loss) before income taxes	(23.7)	(74.6)	(59.6)	38.2	2.1
Income tax expense (benefit)	(3.7)	(24.1)	(124.9)	23.0	2.8
Net income (loss)	(20.0)	(50.5)	65.3	15.2	(0.7)
Net income of noncontrolling interest	0.4	0.3	0.4	0.3	0.2
Net income (loss) attributable to common shareholders	$(20.4)	$(50.8)	$64.9	$14.9	$(0.9)
Net income (loss) per common share - basic and diluted	$(0.29)	$(0.73)	$1.07	$0.29	$(0.02)

Weighted-average number of shares - basic and diluted	70,837	70,613	60,373	50,301	50,176

Cash dividends per common share	$0.39	$1.55	$1.55	$1.55	$1.55

Consolidated cash flow data from continuing operations:
Cash flows from operating activities	$339.1	$357.3	$210.0	$218.2	$219.2
Cash flows used for investing activities	(217.8)	(221.5)	(1,042.7)	(108.3)	(119.5)
Cash flows (used for) provided by financing activities	(118.5)	(141.9)	821.3	(98.7)	(90.4)
Capital expenditures	232.2	244.8	181.2	125.2	133.9

Consolidated Balance Sheet:
Cash and cash equivalents	$12.4	$9.6	$15.7	$27.1	$15.9
Total current assets	176.9	198.1	213.7	133.2	126.4
Net property, plant and equipment	1,835.9	1,927.1	2,037.6	1,055.2	1,093.3
Total assets	3,390.3	3,535.3	3,719.1	2,092.8	2,138.5
Total debt (including current portion)	2,278.0	2,334.1	2,341.2	1,391.7	1,388.8
Stockholders’ equity	347.3	415.7	573.9	176.3	250.7

Other financial data (unaudited):
Adjusted EBITDA (4)	$523.5	$537.3	$414.1	$305.8	$328.9

(1)	Effective January 1, 2018, we adopted Accounting Standards Update 2014-09 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective method for open contracts. Results for 2018 are presented under ASC 606, while prior period amounts have not been revised.

(2)	On July 3, 2017, we acquired 100% of the issued and outstanding shares of FairPoint in exchange for shares of our common stock. The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date.

(3)	Acquisition and other transaction costs includes costs incurred related to acquisitions, including severance costs.

(4)	In addition to the results reported in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”), we also use certain non-GAAP measures such as EBITDA and adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

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

The following tables are a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(In millions, unaudited)	2019	2018	2017	2016	2015
Net income (loss)	$(20.0)	$(50.5)	$65.3	$15.2	$(0.7)
Add (subtract):
Interest expense, net of interest income	136.7	134.5	129.8	76.8	79.6
Income tax expense (benefit)	(3.7)	(24.1)	(124.9)	23.0	2.8
Depreciation and amortization	381.2	432.6	291.8	174.0	179.9
EBITDA	494.2	492.5	362.0	289.0	261.6

Adjustments to EBITDA:
Other, net (a)	(8.8)	0.6	19.3	(25.5)	(22.3)
Investment distributions (b)	35.8	39.1	30.0	32.1	45.3
(Gain) loss on extinguishment of debt (c)	(4.5)	—	—	6.6	41.2
Loss on impairment (d)	—	—	—	0.6	—
Non-cash, stock-based compensation (e)	6.8	5.1	2.8	3.0	3.1
Adjusted EBITDA	$523.5	$537.3	$414.1	$305.8	$328.9

(a)Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(b)Includes all cash dividends and other cash distributions received from our investments.

(c)Represents the redemption premium (discount) and write-off of unamortized debt issuance costs in connection with the redemption or retirement of our debt obligations.

(d)Represents intangible asset impairment charges recognized during the period.

(e)Represents compensation expenses in connection with the issuance of stock awards, which because of their non-cash nature, these expenses are excluded from adjusted EBITDA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Part I – Item 1 – “Note About Forward-Looking Statements” and Part I – Item 1A – “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated,” the “Company,” “we,” “our” or “us”).  MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2019 included elsewhere in this Annual Report on Form 10-K.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 23-state service area.  We operate an advanced fiber network spanning over 37,500 fiber route miles across many rural areas and metro communities.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to business and residential customers.  Our acquisition of FairPoint Communications, Inc. (“FairPoint”) in 2017, as described below, provides us significantly greater scale and an expanded fiber network, which allows for additional growth opportunities and expansion.

Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We are focused on expanding our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers.  We leverage our advanced fiber network and tailor our services by developing solutions to fit their specific needs and leveraging a value-based sales approach.  In 2018, we launched new, innovative business services in our northern New England markets including BusinessOne, a high-speed data and voice solution designed for small and medium-sized businesses; software defined wide area network (“SD-WAN”); and multi-protocol label switching (“MPLS”).  In 2019, we continued to enhance our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for our business customers.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with broadband or bundled services, which includes high-speed Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As of December 31, 2019, approximately 58% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps or greater.  The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 mbps or less.  Over the last two years, we upgraded broadband speeds to more than 750,000 homes and small businesses primarily across our northern New England service areas as part of our integration initiatives.  The upgrades enable customers to receive broadband speeds up to three times faster than what was previously available.  In 2019, we continued our focus on bringing higher broadband speeds and improving customer experience by making available 1 Gig broadband services to more than 86,000 New Hampshire residential and small business locations.  This provides our residential customers with a wider selection of services and programming, as well as provides them the speeds they need to enjoy the latest in streaming video applications.  Businesses also get a boost by being able to take full advantage of cloud-based applications.

Our competitive broadband speeds enable us to continue to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 10% as of December 31, 2019 compared to 2018.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.  In 2019, we launched in our Northern New England markets, CCiTV, which is a customizable, cloud-enabled video service that supports a wide variety of viewing habits.  Content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.  CCiTV helps align our product offering with consumer habits using an app-based approach to video as well as reduce our operating costs.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 7% as of December 31, 2019 compared to 2018.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Significant Recent Developments

Acquisitions

FairPoint Communications, Inc.

On July 3, 2017, we completed our merger with FairPoint (the “Merger”) and acquired all the issued and outstanding shares of FairPoint in exchange for shares of our common stock.  As a result, FairPoint became a wholly-owned subsidiary of the Company.  FairPoint is an advanced communications provider to business, wholesale and residential customers within its service territory, which spanned across 17 states.  FairPoint owns and operates a robust fiber-based network with more than 22,000 route miles of fiber, including 17,000 route miles of fiber in northern New England.  The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date.  The acquisition reflects our strategy to diversify revenue and cash flows among multiple products and to expand our network to new markets.

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

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2019, 2018 and 2017.

Financial Data

				% Change
				2019 vs.	2018 vs.
(In millions, except for percentages)	2019	2018	2017	2018	2017
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$355.3	$349.4	$274.2	2%	27%
Voice services	188.3	202.9	152.7	(7)	33
Other	52.9	56.4	33.9	(6)	66
	596.5	608.7	460.8	(2)	32
Consumer:
Broadband (Data and VoIP)	257.1	253.1	183.6	2	38
Video services	81.4	88.4	91.4	(8)	(3)
Voice services	180.8	202.0	137.7	(10)	47
	519.3	543.5	412.7	(4)	32
Subsidies	72.4	83.4	62.3	(13)	34
Network access	138.1	152.6	110.2	(10)	38
Other products and services	10.2	10.9	13.6	(6)	(20)
Total operating revenues	1,336.5	1,399.1	1,059.6	(4)	32

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	574.9	611.9	446.0	(6)	37
Selling, general and administrative costs	299.1	333.6	249.1	(10)	34
Acquisition and other transaction costs	—	2.0	33.7	(100)	(94)
Depreciation and amortization	381.2	432.6	291.8	(12)	48
Total operating expenses	1,255.2	1,380.1	1,020.6	(9)	35
Income from operations	81.3	19.0	39.0	328	(51)
Interest expense, net	(136.7)	(134.5)	(129.8)	2	4
Gain on extinguishment of debt	4.5	—	—	100	—
Other income, net	27.2	40.9	31.2	(33)	31
Income tax benefit	(3.7)	(24.1)	(124.9)	(85)	(81)
Net income (loss)	(20.0)	(50.5)	65.3	60	(177)
Net income attributable to noncontrolling interest	0.4	0.3	0.4	33	(25)
Net income (loss) attributable to common shareholders	$(20.4)	$(50.8)	$64.9	60	(178)

Adjusted EBITDA (1)	$523.5	$537.3	$414.1	(3)%	30%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

The comparability of our consolidated results of operations was impacted by the FairPoint acquisition that closed on July 3, 2017, as described above.  FairPoint’s results are included in our consolidated financial statements as of the date of the acquisition.

Key Operating Statistics

				% Change
				2019 vs.	2018 vs.
	2019	2018	2017	2018	2017
Consumer customers	582,818	628,649	671,300	(7)%	(6)%

Voice connections	835,997	902,414	972,178	(7)	(7)
Data connections	784,165	778,970	783,682	1	(1)
Video connections	84,171	93,065	103,313	(10)	(10)
Total connections	1,704,333	1,774,449	1,859,173	(4)%	(5)%

Revenue from Contracts with Customers

We account for revenue in accordance with Accounting Standards Codification 606 (“ASC 606”), Revenue from Contracts with Customers, which we adopted on January 1, 2018.  Promised goods and services in our revenue contracts with customers are considered distinct and are accounted for as separate performance obligations.  Revenue is recognized when or as performance obligations are satisfied.  The impact on revenue as a result of the adoption of ASC 606 was not material.

In accordance with ASC 606, contract acquisition costs are deferred and amortized over the expected customer life.  Historically, these costs were expensed as incurred.  The change in accounting for contract acquisition costs was the largest impact to the Company upon adoption of ASC 606.

For a more complete discussion of the adoption impacts, see Note 2 to the Consolidated Financial Statements, included in this report in Part II – Item 8 “Financial Statements and Supplementary Data”.

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

Data and transport services revenues increased $5.9 million during 2019 compared to 2018 primarily due to revenue related to sales-type leases recognized during 2019 (see Note 9 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a more detailed discussion of our leasing arrangements) as well as continued growth in Metro Ethernet and VoIP services.  Data and transport services revenues increased $75.2 million during 2018 compared to 2017 due to the acquisition of FairPoint, which contributed an additional six months of revenue of approximately $66.3 million in 2018 as compared to 2017.  The remaining increase in data and transport services revenues of $8.9 million was primarily due to continued growth in Metro Ethernet and VoIP services.  In recent years, the growth in data and transport services revenues has been impacted by increased competition and price compression as customers are migrating from legacy data connection products to Ethernet based products, which have a lower average revenue per user.  Future declines are expected to be partially offset with the increasing demand for bandwidth and other Ethernet services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  We are also a full service 9-1-1 provider and have installed and now maintain two turn-key, state of the art statewide next-generation emergency 9-1-1 systems.  These systems, located in Maine and Vermont, have processed over four million calls relying on the caller's location information for routing.  Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and are expected to provide the foundation to handle future communication modes such as texting and video.

Voice services revenues decreased $14.6 million during 2019 compared to 2018 primarily due to an 8% decline in access lines in 2019 compared to 2018.  Voice services revenues increased $50.2 million in 2018 compared to 2017 due to an additional six months of operations related to the acquisition of FairPoint.  Excluding the additional six months of revenue from FairPoint, voice services revenues decreased $11.8 million during 2018 compared to 2017 primarily due to a 6% decline in access lines in 2018 compared to 2017. Commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet-based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues.  Other services revenues decreased $3.5 million during 2019 compared to 2018 primarily due to the expiration of a co-marketing agreement in November 2018 as well as a decrease in business system sales in 2019.

Other services revenues increased $22.5 million during 2018 compared to 2017 due to an additional six months of operations in 2018 related to the acquisition of FairPoint, which accounted for approximately $16.3 million of the annual increase.  The remaining increase in other services revenue of $6.2 million was primarily due to an increase in business system sales in 2018.

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

Broadband services revenues increased $4.0 million during 2019 compared to 2018 primarily due to an increase in Internet services despite a 4% decrease in data connections as a result of price increases implemented in 2019.  However, the increase in data revenue was partially offset by a decline in VoIP revenue during 2019 due to a 14% decline in connections as more customers continue to rely exclusively on wireless service.

Broadband services revenues increased $69.5 million during 2018 compared to 2017 due to an additional six months of revenue in 2018 related to the acquisition of FairPoint of approximately $68.7 million.  Excluding the additional revenue from FairPoint, broadband services revenues increased $0.8 million during 2018 compared to 2017 due to an increase in Internet services despite a 6% decrease in data connections as a result of price increases implemented during 2018.  However, the increase in data revenue was partially offset by a decline in VoIP revenue during 2018 due to an 11% decline in connections as more customers continue to rely exclusively on wireless service.

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

Video services revenues decreased $7.0 million during 2019 compared to 2018 primarily due to a decrease in connections of 10% in 2019 compared to 2018 as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.  Video services revenues decreased $3.0 million during 2018 compared to 2017 despite an additional six months of operations related to the acquisition of FairPoint.  Excluding the additional revenue from FairPoint, video services revenues decreased $6.2 million during 2018 compared to 2017 primarily due to decreases in connections of 10% in 2018 compared to 2017.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.

Voice services revenues decreased $21.2 million during 2019 compared to 2018 primarily due to a 9% decline in access lines during 2019 compared to 2018.  Voice services revenues increased $64.3 million during 2018 compared to 2017 due to an additional six months of revenue related to the acquisition of FairPoint.  Excluding the additional revenue from FairPoint, voice services revenues decreased $15.5 million during 2018 compared to 2017 primarily due to a 10% decline in access lines during 2018 compared to 2017.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $11.0 million during 2019 compared to 2018 primarily due to a settlement for frozen local switching support (“LSS”) of $7.2 million recognized during 2018 as well as the scheduled reductions in the annual Connect America Fund (“CAF”) Phase II funding rate in August 2018 (refer to the “Regulatory Matters” section below for a discussion on the LSS settlement as well as the scheduled reductions in the CAF Phase II funding rate).

Subsidies revenues increased $21.1 million during 2018 compared to 2017 due to an additional six months of operations in 2018 related to the acquisition of FairPoint.  Excluding the additional revenue from FairPoint of $26.8 million in 2018, subsidies revenues decreased $5.7 million despite the LSS settlement recognized during 2018 due to the scheduled reductions in the annual CAF Phase II funding rate in August 2017.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $14.5 million in 2019 compared to 2018 primarily as a result of the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Network access services revenues increased $42.4 million in 2018 compared to 2017 due to an additional six months of revenue related to the acquisition of FairPoint.  Excluding the additional revenue from FairPoint, network access services revenues decreased $9.3 million during 2018 compared to 2017 primarily a result of the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues.  Other products and services revenues decreased $0.7 million during 2019 compared to 2018 and decreased $2.7 million during 2018 compared to 2017.  The decline in other products and services revenues was primarily due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $37.0 million during 2019 compared to 2018 primarily due to a decline in employee salaries and benefits in 2019 as a result of a reduction in headcount through cost savings initiatives.  Pension costs also decreased as a result of the freezing of certain benefit plans in connection with new collective bargaining agreements ratified in 2018.  Access expense decreased primarily due to a decline in usage and rates.  Video programming costs also decreased due to a 10% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.  Video programming costs are impacted by license fees charged by cable networks, the amount and quality of the content we provide and the number of video subscribers we serve.

In 2018, cost of services and products increased $165.9 million compared to 2017 due to an additional six months of operations in 2018 from the acquisition of FairPoint, which accounted for approximately $156.7 million of the increase.   In addition, cost of goods sold related to equipment sales increased as a result of an increase in business system sales in the current year.  Access expense increased due to new recurring circuit and co-location costs as a result of an increase in commercial services.  However, video programming costs decreased due to a 10% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $34.5 million during 2019 compared to 2018 primarily due to operating synergies achieved in connection with the integration of FairPoint during 2018 which resulted in a reduction in operating costs and decline in integration costs in 2019.  The decline in selling, general and administrative costs was also due to a decline in employee salaries and benefits in 2019 as a result of a reduction in headcount.  In addition, real estate taxes decreased primarily due to property tax abatements received in 2019.

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

Acquisition and Other Transaction Costs

Acquisition and other transaction costs decreased $2.0 million in 2019 compared to 2018 and decreased $31.7 million in 2018 compared to 2017 as a result of the acquisition of FairPoint, which closed in July 2017.  Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the Merger as well as expenses related to change-in-control payments to former employees of the acquired company.

Depreciation and Amortization

Depreciation and amortization expense decreased $51.4 million during 2019 compared to 2018 primarily due to acquired assets becoming fully depreciated or amortized.  Depreciation expense also declined due to the sale of utility poles located in the state of Vermont in 2019.  These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to network enhancements and success-based capital projects for consumer and commercial services as well as CAF Phase II funding requirements.

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

FCC Matters

In general, telecommunications service in rural areas is more costly to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high-cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from the federal and certain states’ USFs decreased $11.0 million during 2019 compared to 2018 due to a settlement for frozen LSS, discussed below, of $7.2 million recognized during 2018 as well as the scheduled reductions in the annual CAF Phase II funding rate in August 2018.

An order adopted by the FCC in 2011 (the “Order”) has significantly impacted the amount of support revenue we receive from the USF, CAF and intercarrier compensation (“ICC”).  The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the current USF and redirected support from voice services to broadband services.  In 2012, CAF Phase I was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  The Order also modified the methodology used for ICC traffic exchanged between carriers.  The initial phase of ICC reform was effective on July 1, 2012, beginning the transition of our terminating switched access rates to bill-and-keep over a seven year period for our price cap study areas and a nine year period for our rate of return study areas, and, as a result, our network access revenue decreased approximately $1.1 million, $3.0 million and $2.8 million during 2019, 2018 and 2017, respectively.

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

We accepted the CAF Phase II funding in August 2015, which was effective as of January 1, 2015.  The annual funding under CAF Phase I of $36.6 million was replaced by annual funding under CAF Phase II of $13.9 million through 2020.  With the sale of our Iowa ILEC in 2016, this amount was further reduced to $11.5 million through 2020.  Subsequently, with the acquisition of FairPoint, this amount increased to $48.9 million through 2020.  With the sale of our Virginia ILEC in 2018, this amount was reduced to $48.1 million through 2020.  The acceptance of CAF Phase II funding at a level lower than the frozen CAF Phase I support results in CAF Phase II transitional funding over a three year period based on the difference between the CAF Phase I funding and the CAF Phase II funding at the rates of 75% in the first year, 50% in the second year and 25% in the third year.  We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continue to receive frozen CAF Phase I support in Colorado and Kansas until such time as the FCC CAF Phase II auction assigns support to another provider.  The FCC auction process for CAF Phase II funding for Colorado and Kansas occurred during the third quarter of 2018.  The winners have been announced and the impact in 2020 is a reduction of $1.0 million in frozen CAF Phase I support.

The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps downstream and 1 Mbps upstream; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the milestones for 2019, 2018 and 2017 for all states where it operates.

The annual FCC price cap filing was made on June 17, 2019 and became effective on July 1, 2019.  This filing reflects the phase out of CAF ICC support for our price cap companies.  There is no change for our rate of return companies.  The net impact is a decrease of $0.5 million in support funding for the July 2019 through June 2020 tariff period.

In April 2019, the FCC Chairman Pai announced plans for the Rural Digital Opportunity Fund (“RDOF”), a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America.  The FCC issued a Notice of Proposed Rulemaking (“NPRM”) at their August 2019 Open Commission Meeting.  The NPRM sought comments on broadband mapping, CAF Phase II transitioning and the auction process.  We participated in the comment process.

In January 2020, the FCC approved a report and order on the RDOF addressing the CAF II transition, letter of credit and auction process.  The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers.  Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years.  The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream.  There are three additional tiers ranging from 50 Mbps downstream/5 Mbps upstream to 1 Gbps downstream/500 Mbps upstream.  The auction is a reverse auction process with higher weighting for those that choose a higher speed buildout requirement.  The auction process is currently scheduled to occur in the fourth quarter of 2020.  Transition funding will be made available to price cap companies currently receiving CAF Phase II support through 2021.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we were required to invest an additional $1.0 million by the end of 2018 to increase broadband availability and speeds in areas served by the FairPoint Illinois ILECs.  We met all of the regulatory commitments for 2019, 2018 and 2017.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $2.2 million during 2019 compared to 2018 primarily due to an increase in variable interest rates in the current year.  The increase in interest expense was offset in part by noncash charges recognized in 2018 related to our re-designated interest rate swap agreements.

Interest expense, net of interest income, increased $4.7 million during 2018 compared to 2017 primarily due to the issuance of a $935.0 million incremental term loan in 2017 in connection with the acquisition of FairPoint and an increase in variable interest rates during 2018.  Interest expense also increased as a result of noncash charges recognized related to our re-designated interest rate swap agreements during 2018.  These increases were offset by ticking fees of $18.0 million and amortized commitment fees of $11.7 million recognized in 2017 related to the committed financing secured for the acquisition of FairPoint.

Gain on Extinguishment of Debt

In 2019, we repurchased $55.0 million of the aggregate principal amount of our 6.50% Senior Notes due 2022, as described in the “Liquidity and Capital Resources” section below.  In connection with the partial repurchase of the Senior Notes, we recognized a gain on extinguishment of debt of $4.5 million during the year ended December 31, 2019.

Other Income

Other income decreased $13.7 million during 2019 compared to 2018.  Investment income decreased $1.5 million during 2019 primarily as a result of lower earnings from our wireless partnership interests.  Pension and post-retirement benefit expense increased $11.2 million as compared to 2018 primarily from a pension settlement charge of $6.7 million recognized in 2019 as a result of the transfer of the pension liability for a select group of retirees to an annuity provider.  See Note 11 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans.

Other income increased $9.7 million during 2018 compared to 2017 primarily due to an increase in investment income from our wireless partnership interests of $7.8 million.  Pension and post-retirement benefit expense also declined $0.9 million as compared to 2017.

Income Taxes

Income taxes increased $20.4 million in 2019 compared to 2018.  The increase was primarily related to the change in pretax income.  Our effective tax rate was 15.7% for 2019 compared to 32.3% for 2018.  We recorded a net increase of $0.7 million in 2019 and a net decrease of $2.8 million in 2018 to our state tax expense due to changes in unitary filings and state deferred income tax rates.  In 2019 and 2018, we placed additional valuation allowances on deferred tax assets related to state NOL and state tax credit carryforwards of $1.1 million and $1.7 million, respectively.  During 2018, adjustments were made to the provisional estimates that were disclosed as of December 31, 2017 under Staff Accounting Bulletin No. 118 for the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) that resulted in a $5.2 million decrease to our tax provision.  During 2019 and 2018, we recorded various other adjustments related to a state examination, acquisition purchase accounting and disposition of a subsidiary.  In addition, for 2019 and 2018, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.  Exclusive of discrete adjustments, our effective tax rate for 2019 would have been approximately 27.1% compared to 25.3% for 2018.

Our effective rate was 32.3% for 2018 compared to 209.5% for 2017. Income taxes increased $100.8 million in 2018 compared to 2017. The increase was primarily related to the deferred income tax benefit recorded in 2017 related to the Tax Act when the Company revalued its deferred tax balances from 35% to 21%. The Tax Act was signed into law on December 22, 2017, making significant changes to the U.S. tax law. The Company calculated its best estimate of the impact of the Tax Act in its 2017 year end income tax provision in accordance with its understanding of the Tax Act and guidance available and, as a result, recorded a non-cash tax benefit estimate of $112.9 million as a reduction in income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. During 2018, adjustments were made to the provisional estimates that were disclosed as of December 31, 2017 under SAB 118 for the Tax Act that resulted in a $5.2 million decrease to our tax provision. We recorded a net decrease of $2.8 million in 2018 and a net increase of $5.2 million in 2017 to our net state deferred tax liabilities and our state tax expense due to changes in unitary filings and state deferred income tax rates. In 2017, the Company also incurred non-deductible expenses in relation to the acquisition of FairPoint that resulted in an increase to our tax provision of $3.4 million. In the third quarter of 2018, we recorded additional purchase accounting tax adjustments outside the measurement period related to the acquisition that resulted in a $1.0 million increase to our tax provision. On July 31, 2018, we completed the sale of all the issued and outstanding stock of Peoples in a taxable transaction, resulting in an increase of $0.8 million to our deferred tax liabilities and deferred tax provision. In 2018 and 2017, we placed additional valuation allowances on deferred tax assets related to state NOL and state tax credit carryforwards of $1.7 million and $2.6 million, respectively.

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

The following tables are a reconciliation of net income (loss) to adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands, unaudited)	2019	2018	2017
Net income (loss)	$(19,931)	$(50,571)	$65,299
Add (subtract):
Interest expense, net of interest income	136,660	134,578	129,786
Income tax benefit	(3,714)	(24,127)	(124,927)
Depreciation and amortization	381,237	432,668	291,873
EBITDA	494,252	492,548	362,031

Adjustments to EBITDA:
Other, net (1)	(8,847)	549	19,314
Investment distributions (2)	35,809	39,078	29,993
Gain on extinguishment of debt	(4,510)	—	—
Non-cash, stock-based compensation	6,836	5,119	2,766
Adjusted EBITDA	$523,540	$537,294	$414,104

(1)Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)Includes all cash dividends and other cash distributions received from our investments.

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents, and, if needed, from borrowings under our revolving credit facility and our ability to obtain future external financing.  We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures, meet scheduled payments of long-term debt, and to invest in future business opportunities.

The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash flows provided by (used in):
Operating activities	$339,096	$357,321	$210,027
Investing activities	(217,819)	(221,459)	(1,042,711)
Financing activities	(118,481)	(141,920)	821,264
Increase (decrease) in cash and cash equivalents	$2,796	$(6,058)	$(11,420)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $339.1 million in 2019, a decrease of $18.2 million compared to the same period in 2018.  Cash flows provided by operating activities decreased as a result of changes in working capital and the timing of payments for accrued compensation.  In addition, interest payments increased approximately $7.1 million from prior year due to an increase in variable interest rates in 2019.  Cash distributions received from our wireless partnerships also decreased $3.3 million in 2019 compared to 2018.

In 2018, net cash provided by operating activities was $357.3 million, an increase of $147.3 million compared to the same period in 2017 primarily as a result of the additional cash flows provided by the addition of the FairPoint operations as of July 2017 as well as additional transaction costs paid in 2017 related to the acquisition of FairPoint.  Cash distributions received from our wireless partnerships also increased $9.1 million in 2018 compared to 2017.  In addition, income tax refunds increased approximately $10.0 million from 2017.  However, cash contributions to our defined benefit pension plans increased $16.9 million in 2018 compared to 2017 of which $11.3 million is attributable to the acquisition of FairPoint.

Cash Flows Used In Investing Activities

Net cash used in investing activities consists primarily of cash used for capital expenditures and acquisitions and cash received from business dispositions and the sale of assets.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $232.2 million, $244.8 million and $181.2 million in 2019, 2018 and 2017, respectively.  Capital expenditures for 2020 are expected to be $195.0 million to $205.0 million, of which approximately 65% is planned for success-based capital projects for commercial, carrier and consumer initiatives.  Capital expenditures in 2020 and subsequent years will depend on various factors, including competition, changes in technology, regulatory changes and the timing in the deployment of new services.  We expect to continue to invest in existing and new services and the expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

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

Divestitures

In 2019, we received cash proceeds of approximately $12.4 million for the sale of utility poles located in the state of Vermont. In 2018, we received cash proceeds of $21.0 million for the sale of Peoples, our local exchange carrier in Virginia.

Cash Flows Provided by (Used In) Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings, repurchases of debt and the payment of dividends, prior to the elimination of our quarterly dividend payments.

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2019:

(In thousands)	Balance	Maturity Date		Rate(1)
6.50% Senior Notes, net of discount	$443,002	October 1, 2022		6.50%
Term loans, net of discount	1,779,109	October 5, 2023	(2)	LIBOR plus 3.00%
Revolving loan	30,000	October 5, 2021		LIBOR plus 3.00%
Revolving loan	10,000	October 5, 2021		ABR plus 2.00%
Finance leases	24,019			7.15	% (3)
	$2,286,130
(1)At December 31, 2019, the 1-month LIBOR and alternate base rate applicable to our borrowings was 1.79% and 4.75%, respectively.  The term loans are subject to a 1.00% LIBOR floor.

(2)Subject to earlier maturity on March 31, 2022 if the Company’s 6.50% Senior Notes due October 1, 2022 are not repaid in full or redeemed in full on or prior to March 31, 2022.

(3)Weighted-average rate.

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

The Incremental Term Loan was issued on July 3, 2017 in an original aggregate principal amount of $935.0 million and included an original issue discount of 0.50%, which is being amortized over the term of the loan. The Incremental Term Loan has the same maturity date and interest rate as the Initial Term Loan and requires quarterly principal payments of $2.34 million.  The net proceeds from the issuance of the Incremental Term Loan were used, in part, to repay and redeem certain existing indebtedness of FairPoint and to pay certain fees and expenses in connection the Merger and related financing.

The revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2019, the borrowing margin for the next three month period ending March 31, 2020 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or

2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2019, borrowings of $40.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $30.0 million and alternate base rate borrowings of $10.0 million.  At December 31, 2018, borrowings of $22.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $10.0 million and alternate base rate borrowings of $12.0 million.  Stand-by letters of credit of $17.1 million were outstanding under our revolving credit facility as of December 31, 2019.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2019, $52.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.80% and 5.54% at December 31, 2019 and 2018, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2019, our total net leverage ratio under the Credit Agreement was 4.38:1.00, and our interest coverage ratio was 3.69:1.00.  As of December 31, 2019, we were in compliance with the Credit Agreement covenants.

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

The Senior Notes mature on October 1, 2022 and interest is payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) is the primary obligor under the Senior Notes, and we and certain of our wholly-owned subsidiaries have fully and unconditionally guaranteed the Senior Notes.  The Senior Notes are senior unsecured obligations of the Company.

In 2019, we repurchased $55.0 million of the aggregate principal amount the Senior Notes.  In connection with the partial repurchase of the Senior Notes, we paid $49.8 million and recognized a gain on extinguishment of debt of $4.5 million during the year ended December 31, 2019.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  At December 31, 2019, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2020 and 2039.  As of December 31, 2019, the present value of the minimum remaining lease commitments was approximately $24.0 million, of which $9.0 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $28.6 million as of December 31, 2019.

Dividends

We paid $55.4 million and $110.2 million in dividend payments to shareholders during 2019 and 2018, respectively. On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on deleveraging and create long-term value for our stockholders.  Future dividend payments, if any, are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition:

	December 31,
(In thousands, except for ratio)	2019	2018
Cash and cash equivalents	$12,395	$9,599
Working capital (deficit)	(67,429)	(85,471)
Current ratio	0.72	0.70

Our net working capital position improved $18.0 million as of December 31, 2019 compared to December 31, 2018 primarily as a result of the elimination in 2019 of the quarterly dividend of approximately $27.6 million and a decrease in accrued compensation of $7.4 million.  These reductions in the working capital deficit were offset in part by the recognition of current lease liabilities of $6.2 million at December 31, 2019 as part of the adoption on January 1, 2019 of ASU No. 2016-02, Leases.  Working capital was also impacted by a decline in accounts receivable of $13.1 million compared to December 31, 2018.

Our most significant use of funds in 2020 is expected to be for: (i) interest payments on our indebtedness of between $125.0 million and $130.0 million and principal payments on debt of $18.4 million; and (ii) capital expenditures of between $195.0 million and $205.0 million.  Based on available cash, we may utilize a portion of the dividend savings to reduce our long-term debt or repurchase additional amounts of our Senior Notes in the open market or in private transactions if such purchases can be made on economically favorable terms.  In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2019, we had approximately $5.7 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2019, our contractual obligations were as follows:

	Less than	1 - 3	3 - 5
(In thousands)	1 Year	Years	Years	Thereafter	Total
Long-term debt	$18,350	$521,700	$1,729,663	$—	$2,269,713
Interest on long-term debt obligations (1)	128,731	246,834	65,552	—	441,117
Finance leases	10,280	8,285	3,404	6,604	28,573
Operating leases	7,860	10,751	5,660	10,691	34,962
Unconditional purchase obligations:
Unrecorded (2)	36,488	37,830	19,954	1,371	95,643
Recorded (3)	98,035	—	—	—	98,035
Pension funding (4)	33,861	64,311	65,959	—	164,131
(1)	Interest on long-term debt includes amounts due on fixed and variable rate debt. As the rates on our variable debt are subject to change, the rates in effect at December 31, 2019 were used in determining our future interest obligations. Expected settlements of interest rate swap agreements were estimated using yield curves in effect at December 31, 2019.

(2)	Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment. If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined by the contractual terms of the contracts.

(3)Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2019 and expected to be settled in cash.

(4)Expected contributions to our pension and post-retirement benefit plans for the next 5 years.  Actual contributions could differ from these estimates and extend beyond 5 years.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses.  Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We used a weighted-average expected long-term rate of return of 6.97% and 7.03% in 2019 and 2018, respectively.  As of January 1, 2020, we estimate the long-term rate of return of Plan assets will be 6.25%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

Net pension and post-retirement costs were $11.5 million, $5.6 million and $3.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.  We contributed $27.5 million, $26.2 million and $12.5 million in 2019, 2018 and 2017, respectively to our Pension Plans.  For our other post-retirement plans, we contributed $8.5 million, $9.7 million and $6.5 million in 2019, 2018 and 2017, respectively.  In 2020, we expect to make contributions totaling approximately $25.0 million to our Pension Plans and $8.9 million to our other post-retirement benefit plans. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.  See Note 11 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans.

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

Related Party Transactions

In September 2014, $5.0 million of the Senior Notes were sold to a trust, the beneficiary of which was Mr. Richard A. Lumpkin, who was a member of the Company’s Board of Directors until April 4, 2019.  We recognized approximately $0.1 million through April 4, 2019 and $0.3 million in each of 2018 and 2017 in interest expense for the Senior Notes purchased by the related party.

We have lease agreements with LATEL LLC (“LATEL”) for the occupancy of three buildings on a triple net lease basis.  One of the lease agreements was terminated on October 31, 2019 while the remaining two lease agreements have a maturity date of May 31, 2021, and have been accounted for as finance leases.  Each of the remaining lease agreements have two five-year options to extend the term of the lease after the expiration date.  Mr. Lumpkin and his immediate family had a beneficial ownership interest of 68.5% of LATEL, directly or through Agracel, Inc. (“Agracel”) as of April 4, 2019, December 31, 2018 and 2017.  Agracel is a real estate investment company of which Mr. Lumpkin, together with his family, had a beneficial interest of 37.0% at April 4, 2019, December 31, 2018 and 2017.  Agracel was the sole managing member and 50% owner of LATEL.  In addition, Mr. Lumpkin was a former director of Agracel.  The three leases required total rental payments to LATEL of approximately $7.9 million over the initial terms of the leases.  The carrying value of the finance leases was $1.7 million at December 31, 2018.  We recognized $0.1 million through April 4, 2019 and $0.3 million in each of 2018 and 2017 in interest expense.  We also recognized $0.1 million through April 4, 2019 and $0.4 million in each of 2018 and 2017 in amortization expense related to the finance leases.

Mr. Lumpkin also had a minority ownership interest in First Mid Bank & Trust (“First Mid”). We provided telecommunications products and services to First Mid and in return received approximately $0.2 million through April 4, 2019, $0.9 million in 2018 and $0.7 million in 2017 for these services.

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

The Order also modifies the methodology used for ICC traffic exchanged between carriers.  As a result of implementing the provisions of the Order, our network access revenue decreased approximately $1.1 million, $3.0 million and $2.8 million during 2019, 2018 and 2017, respectively.

As discussed in the “Regulatory Matters” section above, the LSS matter settled in our favor during the year ended December 31, 2018.  In 2019, we recognized subsidies revenue of $3.4 million related to our ongoing ICC Eligible Recovery support, which is expected to decline by 5% per year through 2021.

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

Goodwill

As discussed more fully in Note 1 to the consolidated financial statements, goodwill is not amortized but instead evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment.  At December 31, 2019 and 2018, the carrying value of our goodwill was $1,035.3 million.  The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.

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

As a result of industry conditions and a decrease in our market capitalization, we evaluated the fair value of the goodwill compared to the carrying value using the quantitative approach for the 2019 assessment.  When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill.  The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model.  The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.

Based on our assessment at November 30, 2019, using the quantitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value at November 30, 2019 by approximately 76% and that there was no impairment of goodwill.

Trade Name

As discussed more fully in Note 1 to the consolidated financial statements, trade names are generally not amortized, but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment using a preliminary qualitative assessment and a quantitative process, if deemed necessary.  The carrying value of our trade name, excluding any finite lived trade names, was $10.6 million at December 31, 2019 and 2018.

For the 2019 assessment, we used the quantitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on our assessment, we concluded that the fair value of the trade name continued to exceed the carrying value.  When we use the quantitative approach to estimate the fair value of our trade name, we use DCFs based on a relief from royalty method.  If the fair value of our trade name was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the asset.  We perform our impairment testing of our trade name as a single unit of accounting based on its use in our single reporting unit.

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

Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at approximately 60 - 80% in return seeking assets consisting primarily of equity funds with the remainder in fixed income funds and cash equivalents.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted-average expected long-term rate of return of 6.97% and 7.03% in 2019 and 2018, respectively. As of January 1, 2020, we estimate that the expected long-term rate of return of pension plan assets will be 6.25%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and post-retirement benefit plan obligations.  For our 2019 and 2018 projected benefit obligations, we used a weighted-average discount rate of 3.51% and 4.39%, respectively, for our pension plans and 3.34% and 4.35%, respectively, for our other post-retirement plans.

Our Pension Plans are sensitive to changes in the discount rate and the expected long-term rate of return on plan assets. A one percentage-point increase or decrease in the discount rate and expected long-term rate of return would have the following effects on net periodic pension cost of the Pension Plans:

	1-Percentage-	1-Percentage-
(In thousands)	Point Increase	Point Decrease

Discount rate	$473	$(1,184)
Expected long-term rate of return on plan assets	$(4,967)	$4,967

Our post-retirement benefit plans are sensitive to the healthcare cost trend rate assumption. For purposes of determining the cost and obligation for post-retirement medical benefits, a 6.50% healthcare cost trend rate was assumed for 2019, declining to the ultimate trend rate of 5.00% in 2026. A 1.00% increase in the assumed healthcare cost trend rate would result in increases of approximately $4.6 million and $0.3 million in the post-retirement benefit obligation and total service and interest cost, respectively. A 1.00% decrease in the assumed healthcare cost trend would result in decreases of approximately $4.6 million and $0.3 million in the post-retirement benefit obligation and in the total service and interest cost, respectively.

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

At December 31, 2019, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate floor.  Based on our variable rate debt outstanding as of December 31, 2019, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $6.1 million and $4.8 million, respectively.

As of December 31, 2019, the fair value of our interest rate swap agreements amounted to a liability of $27.5 million.  Pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $22.5 million at December 31, 2019.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-1 to F-49 of this report, which are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2019.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2019.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

The effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

February 28, 2020

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

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2019.

Item 11.  Executive Compensation

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2019.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) All Financial Statements	Location

The following consolidating financial statements and independent auditors’ reports are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2019	F-2
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2019	F-3
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-4
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2019	F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019	F-6
Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedules	Location

Report of Independent Registered Public Accounting Firm	S-1
GTE Mobilnet of Texas RSA #17 Limited Partnership Balance Sheets – As of December 31, 2019 and 2018 (unaudited)	S-2
GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Income – For the Years Ended December 31, 2019, 2018 (unaudited) and 2017 (unaudited)	S-3
GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2019, 2018 (unaudited) and 2017 (unaudited)	S-4
GTE Mobilnet of Texas RSA #17 Limited Partnership Statements of Cash Flows – For the Years Ended December 31, 2019, 2018 (unaudited) and 2017 (unaudited)	S-5
GTE Mobilnet of Texas RSA #17 Limited Partnership – Notes to Financial Statements	S-6
Report of Independent Registered Public Accounting Firm	S-33
Pennsylvania RSA No. 6(II) Limited Partnership Balance Sheets – As of December 31, 2019 and 2018 (unaudited)	S-34
Pennsylvania RSA No. 6(II) Limited Partnership Statements of Income – For the Years Ended December 31, 2019, 2018 (unaudited) and 2017 (unaudited)	S-35
Pennsylvania RSA No. 6(II) Limited Partnership Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2019, 2018 (unaudited) and 2017 (unaudited)	S-36
Pennsylvania RSA No. 6(II) Limited Partnership Statements of Cash Flows – For the Years Ended December 31, 2019, 2018 (unaudited) and 2017 (unaudited)	S-37
Pennsylvania RSA No. 6(II) Limited Partnership – Notes to Financial Statements	S-38

All other financial statement schedules have been omitted because they are not required, not applicable, or the information is otherwise included in the notes to the financial statements.

(3) Exhibits

The exhibits listed below on the accompanying Index to Exhibits are filed or furnished as part of this report.

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005)
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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 dated July 19, 2005)
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

4.7*

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

4.8*

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

4.10*

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

4.13	Form of 6.50% Senior Note due 2022 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated September 18, 2014)
4.14	Description of the Company’s securities registered pursuant to Section 12(b) of the Securities Exchange Act, filed herewith
10.1

Restatement Agreement, dated as of October 5, 2016, by and among the Company, CCI, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent, including the Third Amended and Restated Credit Agreement attached as Annex A to the Restatement Agreement, by and among the Company, CCI, the lenders referred to therein, and Wells Fargo Bank, National Association, as Administrative Agent, attached as Annex A to such Restatement Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 5, 2016), as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of December 14, 2016, by and among the Company, CCI, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto  (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 14, 2016) Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, CCI, certain other subsidiaries of the Company, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 21, 2016) and Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of July 3, 2017, by and among the Company, CCI, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent and other agents party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2017)

10.2

Form of Collateral Agreement, dated December 31, 2007, by and among the Company, CCI, Consolidated Communications Acquisition Texas, Inc., Fort Pitt Acquisition Sub Inc., certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the period ended December 31, 2007)

10.3

Form of Guaranty Agreement, dated December 31, 2007, made by the Company and certain subsidiaries of the Company identified on the signature pages thereto, in favor of Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association), as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the period ended December 31, 2007)

10.7**	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005)
10.8**

Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (as amended and restated effective May 5, 2009, as amended by amendments effective as of May 4, 2015 and amendments effective as of April 30, 2018) (incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed with the SEC on March 16, 2018)

10.9**

Fifth Amendment to the Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan, dated October 29, 2018 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the period ended December 31, 2018)

10.10**	Form of Employment Security Agreement with certain of the Company’s employees (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.11**	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 4, 2009)
10.12**

Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the period ended December 31, 2007)

10.13**	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 12, 2007)
10.14**

Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (Executive) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.15**	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
10.16**

Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (Executive) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.17**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2017)
10.18**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 12, 2007)
10.19**	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 12, 2007)
10.20	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 7, 2013)
21	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP (St. Louis)

23.2	Consent of Ernst & Young LLP (Orlando)
31.1	Certificate of Chief Executive Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*Annexes to the Joinder Agreement, which are listed in the exhibit, are omitted.  The Company agrees to furnish a supplemental copy of any annex to the Securities and Exchange Commission upon request.

**Compensatory plan or arrangement.

Item 16.Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on February 28, 2020.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
By:	/s/ C. ROBERT UDELL JR.
C. Robert Udell Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ C. ROBERT UDELL JR.	President and	February 28, 2020
	C. Robert Udell Jr.	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ STEVEN L. CHILDERS	Chief Financial Officer (Principal	February 28, 2020
	Steven L. Childers	Financial and Accounting Officer)

By:	/s/ ROBERT J. CURREY	Chairman of the Board	February 28, 2020
Robert J. Currey

By:	/s/ ROGER H. MOORE	Director	February 28, 2020
Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	February 28, 2020
Maribeth S. Rahe

By:	/s/ TIMOTHY D. TARON	Director	February 28, 2020
Timothy D. Taron

By:	/s/ THOMAS A. GERKE	Director	February 28, 2020
Thomas A. Gerke

By:	/s/ DALE E. PARKER	Director	February 28, 2020
Dale E. Parker

By:	/s/ WAYNE L. WILSON	Director	February 28, 2020
Wayne L. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company changed its method for accounting for leases as a result of the modified retrospective adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

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

February 28, 2020

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net revenues	$1,336,542	$1,399,074	$1,059,574

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	574,936	611,872	445,998
Selling, general and administrative expenses	299,088	333,605	249,141
Acquisition and other transaction costs	—	1,960	33,650
Depreciation and amortization	381,237	432,668	291,873
Income from operations	81,281	18,969	38,912

Other income (expense):
Interest expense, net of interest income	(136,660)	(134,578)	(129,786)
Gain on extinguishment of debt	4,510	—	—
Investment income	38,088	39,596	31,749
Other, net	(10,864)	1,315	(503)
Loss before income taxes	(23,645)	(74,698)	(59,628)

Income tax benefit	(3,714)	(24,127)	(124,927)

Net income (loss)	(19,931)	(50,571)	65,299
Less: net income attributable to noncontrolling interest	452	263	354
Net income (loss) attributable to common shareholders	$(20,383)	$(50,834)	$64,945

Net income (loss) per basic and diluted common shares attributable to common shareholders	$(0.29)	$(0.73)	$1.07

Dividends declared per common share	$0.39	$1.55	$1.55

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2019	2018	2017

Net income (loss)	$(19,931)	$(50,571)	$65,299
Pension and post-retirement obligations:
Change in net actuarial loss and prior service cost, net of tax of $(5,875), $(3,941) and $(2,833)	(16,738)	(10,835)	(4,467)
Amortization of actuarial losses and prior service cost to earnings, net of tax of $2,842, $1,370 and $2,081	7,936	3,785	3,153
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax of $(6,776), $(244) and $(161)	(19,237)	(691)	(250)
Cumulative adjustment upon adoption of ASU 2017-12, net of tax of $(203)	(576)	—	—
Reclassification of realized loss to earnings, net of tax of $149, $855 and $488	959	2,612	758
Comprehensive income (loss)	(47,587)	(55,700)	64,493
Less: comprehensive income attributable to noncontrolling interest	452	263	354
Total comprehensive income (loss) attributable to common shareholders	$(48,039)	$(55,963)	$64,139

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,395	$9,599
Accounts receivable, net of allowance for doubtful accounts	120,016	133,136
Income tax receivable	2,669	11,072
Prepaid expenses and other current assets	41,787	44,336
Total current assets	176,867	198,143

Property, plant and equipment, net	1,835,878	1,927,126
Investments	112,717	110,853
Goodwill	1,035,274	1,035,274
Customer relationships, net	164,069	228,959
Other intangible assets	10,557	11,483
Other assets	54,915	23,423
Total assets	$3,390,277	$3,535,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,936	$32,502
Advance billings and customer deposits	45,710	47,724
Dividends payable	—	27,579
Accrued compensation	57,069	64,459
Accrued interest	7,874	9,232
Accrued expense	75,406	71,650
Current portion of long-term debt and finance lease obligations	27,301	30,468
Total current liabilities	244,296	283,614

Long-term debt and finance lease obligations	2,250,677	2,303,585
Deferred income taxes	173,027	188,129
Pension and other post-retirement obligations	302,296	314,134
Other long-term liabilities	72,730	30,145
Total liabilities	3,043,026	3,119,607

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 71,961,045 and 71,187,301 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	720	712
Additional paid-in capital	492,246	513,070
Accumulated deficit	(71,217)	(50,834)
Accumulated other comprehensive loss, net	(80,868)	(53,212)
Noncontrolling interest	6,370	5,918
Total shareholders’ equity	347,251	415,654
Total liabilities and shareholders’ equity	$3,390,277	$3,535,261

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2016	50,612	$506	$217,725	$—	$(47,277)	$5,301	$176,255
Cash dividends on common stock	—	—	(34,764)	(67,187)	—	—	(101,951)
Shares issued upon acquisition of FairPoint	20,104	201	430,752	—	—	—	430,953
Shares issued under employee plan, net of forfeitures	121	1	104	—	—	—	105
Non-cash, share-based compensation	—	—	2,766	—	—	—	2,766
Purchase and retirement of common stock	(60)	—	(571)	—	—	—	(571)
Other comprehensive income (loss)	—	—	—	—	(806)	—	(806)
Cumulative adjustment: unrecognized excess tax benefits	—	—	—	2,242	—	—	2,242
Other	—	—	(350)	—	—	—	(350)
Net income	—	—	—	64,945	—	354	65,299
Balance at December 31, 2017	70,777	$708	$615,662	$—	$(48,083)	$5,655	$573,942
Cash dividends on common stock	—	—	(107,112)	(3,271)	—	—	(110,383)
Shares issued under employee plan, net of forfeitures	460	5	(7)	—	—	—	(2)
Non-cash, share-based compensation	—	—	5,119	—	—	—	5,119
Purchase and retirement of common stock	(50)	(1)	(592)	—	—	—	(593)
Other comprehensive income (loss)	—	—	—	—	(5,129)	—	(5,129)
Cumulative adjustment: adoption of ASC 606	—	—	—	3,271	—	—	3,271
Net income (loss)	—	—	—	(50,834)	—	263	(50,571)
Balance at December 31, 2018	71,187	$712	$513,070	$(50,834)	$(53,212)	$5,918	$415,654
Cash dividends on common stock	—	—	(27,289)	(576)	—	—	(27,865)
Shares issued under employee plan, net of forfeitures	870	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	6,836	—	—	—	6,836
Purchase and retirement of common stock	(96)	(1)	(362)	—	—	—	(363)
Other comprehensive income (loss)	—	—	—	—	(27,656)	—	(27,656)
Cumulative adjustment upon adoption of ASU 2017-12	—	—	—	576	—	—	576
Net income (loss)	—	—	—	(20,383)	—	452	(19,931)
Balance at December 31, 2019	71,961	$720	$492,246	$(71,217)	$(80,868)	$6,370	$347,251

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income (loss)	$(19,931)	$(50,571)	$65,299
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	381,237	432,668	291,873
Deferred income taxes	(5,249)	(26,008)	(126,127)
Cash distributions from wireless partnerships less than current earnings	(1,901)	(194)	(1,411)
Pension and post-retirement contributions in excess of expense	(24,507)	(30,361)	(15,200)
Stock-based compensation expense	6,836	5,119	2,766
Amortization of deferred financing costs	4,932	4,721	17,076
Gain on extinguishment of debt	(4,510)	—	—
Other, net	1,487	6,066	3,208
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	13,120	(2,044)	(2,607)
Income tax receivable	9,908	10,754	180
Prepaid expenses and other assets	(1,546)	(12,785)	1,059
Accounts payable	(1,566)	8,359	4,968
Accrued expenses and other liabilities	(19,214)	11,597	(31,057)
Net cash provided by operating activities	339,096	357,321	210,027

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	—	(862,385)
Purchases of property, plant and equipment, net	(232,203)	(244,816)	(181,185)
Proceeds from sale of assets	14,718	2,125	859
Proceeds from business dispositions	—	20,999	—
Distributions from investments	329	233	—
Other	(663)	—	—
Net cash used in investing activities	(217,819)	(221,459)	(1,042,711)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	195,000	189,588	1,052,325
Payment of finance lease obligations	(12,519)	(12,755)	(7,933)
Payment on long-term debt	(195,350)	(207,938)	(111,337)
Repurchase of senior notes	(49,804)	—	—
Payment of financing costs	—	—	(16,732)
Share repurchases for minimum tax withholding	(363)	(593)	(571)
Dividends on common stock	(55,445)	(110,222)	(94,138)
Other	—	—	(350)
Net cash used in financing activities	(118,481)	(141,920)	821,264
Change in cash and cash equivalents	2,796	(6,058)	(11,420)
Cash and cash equivalents at beginning of period	9,599	15,657	27,077
Cash and cash equivalents at end of period	$12,395	$9,599	$15,657

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

1.BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company,” “we,” “our” or “us”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communication solutions to consumer, commercial and carrier customers across a 23-state service area.

Leveraging our advanced fiber network spanning more than 37,000 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of December 31, 2019, we had approximately 836,000 voice connections, 784,000 data connections and 84,000 video connections.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ materially from those estimates.  Our critical accounting estimates include (i) impairment evaluations associated with indefinite-lived intangible assets (Note 1), (ii) the determination of deferred tax asset and liability balances (Notes 1 and 12) and (iii) pension plan and other post-retirement costs and obligations (Notes 1 and 11).

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. All significant intercompany transactions have been eliminated.

Recent Business Developments

On July 3, 2017, we completed our acquisition of FairPoint Communications, Inc. (“FairPoint”), pursuant to the terms of a definitive agreement and plan of merger (as amended, the “Merger Agreement”) and acquired all of the issued and outstanding shares of FairPoint in exchange for shares of our common stock (the “Merger”).  As a result of the Merger, FairPoint became a wholly owned subsidiary of the Company.  The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date.  For a more complete discussion of the transaction, refer to Note 4.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Our cash equivalents consist primarily of money market funds.  The carrying amounts of our cash equivalents approximate their fair values.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due to the Company from normal business activities.  We maintain an allowance for doubtful accounts for estimated losses that result from the inability of our customers to make required payments.  The allowance for doubtful accounts is maintained based on customer payment levels, historical experience and management’s views on trends in the overall receivable agings.  In addition, for larger accounts, we perform analyses of risks on a customer-specific basis.  We perform ongoing credit evaluations of our customers’ financial condition and management believes that an adequate allowance for doubtful accounts has been provided.  Uncollectible accounts are removed from accounts receivable and are charged against the allowance for doubtful accounts when internal collection efforts have been unsuccessful.  The following table summarizes the activity in allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at beginning of year	$4,421	$6,667	$2,813
Provision charged to expense	9,347	8,793	7,072
Write-offs, less recoveries	(9,219)	(11,039)	(6,516)
Acquired allowance for doubtful accounts	—	—	3,298
Balance at end of year	$4,549	$4,421	$6,667

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

Property, plant and equipment consisted of the following as of December 31, 2019 and 2018:

	December 31,	December 31,	Estimated
(In thousands)	2019	2018	Useful Lives
Land and buildings	$270,443	$257,208	18	-	40	years
Central office switching and transmission	1,363,533	1,234,687	3	-	25	years
Outside plant cable, wire and fiber facilities	2,002,264	1,934,185	3	-	50	years
Furniture, fixtures and equipment	287,711	285,102	3	-	15	years
Assets under finance leases	51,324	63,016	1	-	20	years
Total plant in service	3,975,275	3,774,198
Less: accumulated depreciation and amortization	(2,228,481)	(1,953,813)
Plant in service	1,746,794	1,820,385
Construction in progress	59,624	68,325
Construction inventory	29,460	38,416
Totals	$1,835,878	$1,927,126

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

Depreciation and amortization expense related to property, plant and equipment was $315.0 million, $366.3 million and $263.8 million in 2019, 2018 and 2017, respectively.  Amortization of assets under capital leases is included in the depreciation and amortization expense in the consolidated statements of operations.

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

For the 2019 assessment, we evaluated the fair value of goodwill compared to the carrying value using the quantitative approach.  When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.  For the 2019 assessment, using the quantitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value at November 30, 2019 and that there was no impairment of goodwill.

In measuring the fair value of our single reporting unit as described, we consider the fair value of our reporting unit in relation to our overall enterprise value, measured as the publicly traded stock price multiplied by the fully diluted shares outstanding plus the fair value of outstanding debt.  Our reporting unit fair value models are consistent with a range in value indicated by both the preceding three month average stock price and the stock price on the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies, if applicable.

If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded for the difference in the carrying value and fair value.  We did not recognize any goodwill impairment in 2019, 2018 or 2017 as a result of the impairment tests.

At December 31, 2019 and 2018, the carrying value of goodwill was $1,035.3 million.

Trade Name

Our trade name is the federally registered mark CONSOLIDATED, a design of interlocking circles, which is used in association with our communication services.  The Company’s corporate branding strategy leverages a CONSOLIDATED naming structure.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  Trade names with indefinite useful lives are not amortized but are tested for impairment at least annually.  If facts and circumstances change relating to a trade name’s continued use in the branding of our products and services, it may be treated as a finite-lived asset and begin to be amortized over its estimated remaining life.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2019 and 2018.

For the 2019 assessment, we used the quantitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on our assessment, we concluded that the fair value of the trade names continued to exceed the carrying value.  When we use the quantitative approach to estimate the fair value of our trade names, we use DCFs based on a relief from royalty method.  If the fair value of our trade names was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets.  We perform our impairment testing of our trade names as single units of accounting based on their use in our single reporting unit.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services, trade names of acquired companies and other intangible assets.  Finite-lived intangible assets are amortized using an accelerated amortization method or on a straight-line basis over their estimated useful lives.  We evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.  We did not recognize any intangible impairment charges in the years ended December 31, 2019, 2018 or 2017.

The components of finite-lived intangible assets are as follows:

					December 31, 2019		December 31, 2018
					Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Useful Lives				Amount	Amortization	Amount	Amortization

Customer relationships	3	-	13	years	$321,333	$(157,264)	$516,561	$(287,602)
Trade names	1	-	2	years	—	—	2,290	(2,290)
Other intangible assets			5	years	—	—	5,600	(4,674)
Total					$321,333	$(157,264)	$524,451	$(294,566)

Amortization expense related to the finite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017 was $66.2 million, $66.3 million and $28.0 million, respectively.  Expected future amortization expense of finite-lived intangible assets is as follows:

(In thousands)
2020	$50,652
2021	39,479
2022	30,850
2023	23,963
2024	10,617
Thereafter	8,508
Total	$164,069

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

Derivative financial instruments are recorded at fair value in our consolidated balance sheets.  Fair value is determined based on projected interest rate yield curves and an estimate of our nonperformance risk or our counterparty’s nonperformance credit risk, as applicable.  We do not anticipate any nonperformance by any counterparty.

For derivative instruments designated as a cash flow hedge, the change in the fair value is recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and is recognized as an adjustment to earnings over the period in which the hedged item impacts earnings.  When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.  If a derivative instrument is de-designated, the remaining gain or loss in AOCI on the date of de-designation is amortized to earnings over the remaining term of the hedging instrument. For derivative financial instruments that are not designated as a hedge, including those that have been de-designated, changes in fair value are recognized on a current basis in earnings.  Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our consolidated statement of cash flows.  See Note 8 for further discussion of our derivative financial instruments.

Share-based Compensation

We recognize share-based compensation expense for all restricted stock awards (“RSAs”) and performance share awards (“PSAs”) (collectively, “stock awards”) based on the estimated fair value of the stock awards on the date of grant.  We recognize the expense associated with RSAs and PSAs on a straight-line basis over the requisite service period, which generally ranges from immediate vesting to a four-year vesting period, and account for forfeitures as they occur.  See Note 10 for additional information regarding share-based compensation.

Pension Plan and Other Post-Retirement Benefits

We maintain noncontributory defined benefit pension plans and provide certain post-retirement health care and life insurance benefits to certain eligible employees.  We also maintain two unfunded supplemental retirement plans to provide incremental pension payments to certain former employees. See Note 11 for a more detailed discussion regarding our pension and other post-retirement benefits.

We recognize pension and post-retirement benefits expense during the current period in the consolidated statement of operations using certain assumptions, including the expected long-term rate of return on plan assets, interest cost implied by the discount rate, expected health care cost trend rate and the amortization of unrecognized gains and losses.  We determine expected long-term rate of return on plan assets by considering historical investment performance, plan asset allocation strategies and return forecasts for each asset class and input from its advisors. Projected returns by such advisors were based on broad equity and fixed income indices. The expected long-term rate of return is reviewed annually in conjunction with other plan assumptions and revised, if considered necessary, to reflect changes in the financial markets and the investment strategy.  Our plan assets are valued at fair value as of the measurement date.

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

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 12 and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate.  We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions and tax planning opportunities available in the jurisdictions in which we operate.  We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss and tax credit loss carryforwards.  We establish valuation allowances when necessary to reduce the carrying amount of deferred income tax assets to the amounts that we believe are more likely than not to be realized.  We evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets.  When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change when the tax law change is enacted, based on the years in which the temporary differences are expected to reverse.  As we operate in more than one state, changes in our state apportionment factors, based on operating results, may affect our future effective tax rates and the value of our deferred tax assets and liabilities. We record a change in tax rates in our consolidated financial statements in the period of enactment.

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

We record unrecognized tax benefits as liabilities in accordance with Accounting Standard Codification (“ASC”) 740, Income Taxes, and adjust these liabilities in the appropriate period when our judgment changes as a result of the evaluation of new information. In certain instances, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of interest expense and general and administrative expense, respectively.  See Note 12 for further discussion on income taxes.

Revenue Recognition

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

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

Revenue related to nonrefundable upfront fees, such as service activation and set-up fees are deferred and amortized over the expected customer life.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $11.5 million, $11.4 million and $10.9 million in 2019, 2018 and 2017, respectively.

Statement of Cash Flows Information

During 2019, 2018 and 2017, we made payments for interest and income taxes as follows:

(In thousands)	2019	2018	2017
Interest, net of amounts capitalized ($3,737, $5,659 and $1,246 in 2019, 2018 and 2017, respectively)	$129,508	$122,422	$106,499
Income taxes (received) paid, net	$(8,374)	$(9,060)	$953

In 2019, 2018 and 2017, we acquired equipment of $6.2 million, $19.2 million and $12.8 million, respectively, through finance or capital lease agreements.

In 2017, we issued 20.1 million shares of the Company’s common stock with a market value of $431.0 million in connection with the acquisition of FairPoint as described in Note 4.

Noncontrolling Interest

We have a majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”), which is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC.  ETFL provides connectivity over a fiber optic transport network to certain customers residing in Texas.

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02 (“ASU 2016-02” or “ASC 842”), Leases using the optional transitional method.  ASU 2016-02 establishes a new accounting model for leases, which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet but lease expense will be recognized on the income statement in a manner similar to previous requirements.  Under the optional transitional method, the new standard is applied using the modified retrospective approach on the date of adoption.  Prior years presented have not been adjusted for ASU 2016-02 and continue to be reported in accordance with our historical accounting policy.

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

The adoption of the new lease standard resulted in the recognition of right-of-use assets and lease liabilities of approximately $30.9 million for historical operating leases, while our accounting for historical finance leases remained substantially unchanged. The adoption of the new lease standard did not have a material impact on our consolidated statements of operations, consolidated statements of cash flows or our debt-covenant compliance under our current agreements. For additional information on leases and the impact of the new lease standard, refer to Note 9.

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

Effective January 1, 2019, we adopted ASU No. 2018-02 (“ASU 2018-02”), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  ASU 2018-02 provides an option to allow reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  Tax effects in accumulated other comprehensive income (loss) are established at the currently enacted tax rate and reclassified to earnings in the same period in which the related pre-tax items included in accumulated other comprehensive income (loss) are recognized.  The adoption of this guidance did not have any impact on our consolidated financial statements and related disclosures as we did not make the optional election for reclassification of stranded tax effects from accumulated other comprehensive income (loss) to retained earnings.

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

In November 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12 (“ASU 2019-12”), Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions and adding certain requirements to the general framework in ASC 740, Income Taxes. The new guidance is effective for annual periods beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective on a modified retrospective basis for annual and interim periods beginning after December 15, 2019. We plan to adopt the new guidance on January 1, 2020 using the modified retrospective method. While we are continuing to assess the impact of the new guidance, we currently do not anticipate that the adoption will result in a material impact to our consolidated financial statements and related disclosures.

2.REVENUE

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$355,325	$349,413	$274,221
Voice services	188,322	202,875	152,632
Other	52,894	56,395	33,908
	596,541	608,683	460,761
Consumer:
Broadband (VoIP and Data)	257,083	253,119	183,634
Video services	81,378	88,338	91,406
Voice services	180,839	202,032	137,696
	519,300	543,489	412,736
Subsidies	72,440	83,371	62,272
Network access	138,056	152,582	110,196
Other products and services	10,205	10,949	13,609
Total operating revenues	$1,336,542	$1,399,074	$1,059,574

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Year Ended December 31,
(In thousands)	2019	2018
Accounts receivable, net	$120,016	$133,136
Contract assets	18,804	12,128
Contract liabilities	50,974	52,966

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the years ended December 31, 2019 and 2018, the Company recognized expense of $6.3 million and $2.9 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which under the new standard are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the years ended December 31, 2019 and 2018, the Company deferred and recognized revenues of $397.5 million and $354.2 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2019.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

1.	The performance obligation is part of a contract that has an original expected duration of one year or less.

2.	Revenue is recognized from the satisfaction of the performance obligations in the amount billable to the customer in accordance with ASC 606-10-55-18.

The Company has elected these practical expedients.  Performance obligations related to our service revenue contracts are generally satisfied over time.  For services transferred over time, revenue is recognized based on amounts invoiced to the customer as the Company has concluded that the invoice amount directly corresponds with the value of services provided to the customer.  Management considers this a faithful depiction of the transfer of control as services are substantially the same and have the same pattern of transfer over the life of the contract.  As such, revenue related to unsatisfied performance obligations that will be billed in future periods has not been disclosed.

3.EARNINGS PER SHARE

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

(In thousands, except per share amounts)	2019	2018	2017
Net income (loss)	$(19,931)	$(50,571)	$65,299
Less: net income attributable to noncontrolling interest	452	263	354
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	(20,383)	(50,834)	64,945
Less: earnings allocated to participating securities	462	810	362
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(20,845)	$(51,644)	$64,583

Weighted-average number of common shares outstanding	70,837	70,613	60,373

Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.29)	$(0.73)	$1.07

Diluted EPS attributable to common shareholders for the years ended December 31, 2019, 2018 and 2017 excludes 1.1 million, 0.5 million and 0.3 million potential common shares, respectively, that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect.

4.ACQUISITIONS AND DIVESTITURES

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

Year Ended
December 31,
(Unaudited; in thousands, except per share amounts)	2017
Operating revenues	$1,460,620
Income from operations	$60,926
Net income	$91,131
Less: net income attributable to noncontrolling interest	354
Net income attributable to common stockholders	$90,777

Net income per common share-basic and diluted	$1.29

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

Divestitures

On July 31, 2018, we completed the sale of all of the issued and outstanding stock of our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company, (collectively, “Peoples”) for total cash proceeds of approximately $21.0 million, net of certain contractual and customary working capital adjustments. Peoples operates as a local exchange carrier in Virginia and provides telecommunications services to residential and business customers. The sale of Peoples has not been reported as discontinued operations in the consolidated statements of operations as the annual revenue of these operations is less than 1% of the consolidated operating revenues.  During the year ended December 31, 2018, we recognized a loss of $0.2 million on the sale, net of selling costs, which is included in selling, general and administrative expense in the consolidated statement of operations.  We recognized a taxable gain on the transaction resulting in income tax expense of $0.8 million during the year ended December 31, 2018.

5.INVESTMENTS

Our investments are as follows:

(In thousands)	2019	2018
Cash surrender value of life insurance policies	$2,474	$2,371
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,910	9,051
Other	298	298
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	20,162	17,800
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,658	7,786
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	28,815	29,147
Totals	$112,717	$110,853

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments. We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any (there were none during the periods presented).  We record distributions received from these investments as investment income in non-operating income (expense).  In 2019, 2018 and 2017, we received cash distributions from these partnerships totaling $16.8 million, $17.3 million and $12.8 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. In connection with the adoption of ASC 606 by our equity method partnerships, the value of our combined partnership interests increased $1.8 million, which is reflected in the cumulative effect adjustment to retained earnings during the year ended December 31, 2018.  In 2019, 2018 and 2017, we received cash distributions from these partnerships totaling $19.0 million, $21.8 million and $17.2 million, respectively.  The carrying value of the investments exceeds the underlying equity in net assets of the partnerships by $32.8 million as of December 31, 2019 and 2018.

The combined results of operations and financial position of our three equity investments in the cellular limited partnerships are summarized below:

(In thousands)	2019	2018	2017
Total revenues	$349,640	$346,251	$350,611
Income from operations	100,182	100,571	104,973
Net income before taxes	99,146	99,408	103,497
Net income	99,146	99,408	103,497

Current assets	$80,655	$75,040	$78,782
Non-current assets	156,672	103,996	95,959
Current liabilities	33,292	24,719	22,472
Non-current liabilities	92,477	51,840	51,463
Partnership equity	111,558	102,478	100,806

6.FAIR VALUE MEASUREMENTS

Financial Instruments

Our derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis.  The fair values of the interest rate swaps are determined using valuation models and are categorized within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and observable market data of similar instruments.  See Note 8 for further discussion regarding our interest rate swap agreements.

Our interest rate swap agreements measured at fair value on a recurring basis at December 31, 2019 and 2018 were as follows:

		As of December 31, 2019
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(2,565)	$—	$(2,565)	$—
Long-term interest rate swap liabilities	(24,960)	—	(24,960)	—
Total	$(27,525)	$—	$(27,525)	$—

		As of December 31, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$2,465	$—	$2,465	$—
Long-term interest rate swap assets	1,524	—	1,524	—
Long-term interest rate swap liabilities	(6,647)	—	(6,647)	—
Total	$(2,658)	$—	$(2,658)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2019 and 2018.

	As of December 31, 2019		As of December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,262,111	$2,125,497	$2,315,077	$2,155,127

Cost & Equity Method Investments

Our investments at December 31, 2019 and 2018 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

7.LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2019 and 2018:

(In thousands)	2019	2018
Senior secured credit facility:
Term loans, net of discounts of $5,604 and $6,994 at December 31, 2019 and 2018, respectively	$1,779,109	$1,796,068
Revolving loan	40,000	22,000
6.50% Senior notes due 2022, net of discount of $1,998 and $2,991 at December 31, 2019 and 2018, respectively	443,002	497,009
	2,262,111	2,315,077
Less: current portion of long-term debt	(18,350)	(18,350)
Less: deferred debt issuance costs	(8,152)	(11,386)
Total long-term debt	$2,235,609	$2,285,341

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

The Incremental Term Loan was issued on July 3, 2017 in an original aggregate principal amount of $935.0 million and included an original issue discount of 0.50%, which is being amortized over the term of the loan. The Incremental Term Loan has the same maturity date and interest rate as the Initial Term Loan and requires quarterly principal payments of $2.34 million.

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, depending on our leverage ratio.  Based on our leverage ratio at December 31, 2019, the borrowing margin for the next three month period ending March 31, 2020 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of December 31, 2019, borrowings of $40.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $30.0 million and alternate base rate borrowings of $10.0 million.  At December 31, 2018, borrowings of $22.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $10.0 million and alternate base rate borrowings of $12.0 million.  Stand-by letters of credit of $17.1 million were outstanding under our revolving credit facility as of December 31, 2019.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2019, $52.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.80% and 5.54% at December 31, 2019 and 2018, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio and interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 and less than 2.25:1.00, respectively.  As of December 31, 2019, our total net leverage ratio under the Credit Agreement was 4.38:1.00, and our interest coverage ratio was 3.69:1.00.  As of December 31, 2019, we were in compliance with the Credit Agreement covenants.

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

During the year ended December 31, 2019, we repurchased $55.0 million of the aggregate principal amount of the Senior Notes. In connection with the partial repurchase of the Senior Notes, we paid $49.8 million and recognized a gain on extinguishment of debt of $4.5 million during the year ended December 31, 2019.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  At December 31, 2019, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Future Maturities of Debt

At December 31, 2019, the aggregate maturities of our long-term debt excluding finance leases were as follows:

(In thousands)
2020	$18,350
2021	58,350
2022	463,350
2023	1,729,663
Total maturities	2,269,713
Less: Unamortized discount	(7,602)
$2,262,111

8.DERIVATIVE FINANCIAL INSTRUMENTS

We may utilize interest rate swap agreements to mitigate risk associated with fluctuations in interest rates related to our variable rate debt obligations under the Credit Agreement. Derivative financial instruments are recorded at fair value in our consolidated balance sheet.

The following interest rate swaps were outstanding at December 31, 2019:

	Notional
(In thousands)	Amount	2019 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(2,565)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(18,303)
Forward starting fixed to 1-month floating LIBOR (with floor)	$705,000	Other long-term liabilities	(6,657)
Total Fair Values			$(27,525)

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

At December 31, 2019 and 2018, the total pre-tax unrealized gain (loss) related to our interest rate swap agreements included in AOCI was $(22.5) million and $3.2 million, respectively. From the balance in AOCI as of December 31, 2019, we expect to recognize a loss of approximately $10.8 million in earnings as interest expense in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

Year Ended
December 31,
(In thousands)	2019
Unrealized loss recognized in AOCI, pretax	$(26,013)
Deferred loss reclassified from AOCI to interest expense	$(1,108)

9. LEASES

We have entered into various leases for certain facilities, land, underground conduit, colocations, and equipment used in our operations.  For leases with a term greater than 12 months, we recognize a right-to-use asset and a lease liability based on the present value of lease payments over the lease term.  The leases have remaining lease terms of one year to 89 years and may include one or more options to renew, which can extend the lease term from one to five years or more. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Short-term lease expense, which is recognized in cost of services and products, was not material to the consolidated statements of operations for the year ended December 31, 2019.  Variable lease payments are expensed as incurred.

The following table summarizes the components of our lease right-of use assets and liabilities at December 31, 2019:

(In thousands)	Balance Sheet Classification	December 31, 2019
Operating leases
Operating lease right-of-use assets	Other assets	$26,239
Current lease liabilities	Accrued expense	$(6,173)
Noncurrent lease liabilities	Other long-term liabilities	$(20,235)

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $28,909	Property, plant and equipment, net	$22,414
Current lease liabilities	Current portion of long-term debt and finance lease obligations	$(8,951)
Noncurrent lease liabilities	Long-term debt and finance lease obligations	$(15,068)

Weighted-average remaining lease term
Operating leases		7.6 years
Finance leases		5.6 years
Weighted-average discount rate
Operating leases		7.20%
Finance leases		7.15%

The components of lease expense for the year ended December 31, 2019 consisted of the following:

Year Ended
(In thousands)	December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$12,031
Interest on lease liabilities	1,993
Operating lease cost	8,902
Variable lease cost	2,392
Total lease cost	$25,318

The following table presents supplemental cash flow information related to leases for the year ended December 31, 2019:

Year Ended
(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,701
Operating cash flows for finance leases	1,993
Financing cash flows for finance leases	12,519
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	2,269
Finance leases	6,227

At December 31, 2019, the aggregate maturities of our lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
2020	$7,860	$10,280
2021	5,716	5,095
2022	5,035	3,190
2023	3,374	1,739
2024	2,286	1,665
Thereafter	10,691	6,604
Total lease payments	34,962	28,573
Less: Interest	(8,554)	(4,554)
	$26,408	$24,019

Future minimum lease payments for operating and capital leases under ASC Topic 840, Leases, as of December 31, 2018 were as follows:

(In thousands)	Operating Leases	Capital Leases
2019	$11,663	$13,798
2020	8,640	8,303
2021	5,675	3,471
2022	3,821	2,582
2023	2,282	1,489
Thereafter	8,268	6,405
Total lease payments	$40,349	36,048
Less: Interest		(5,686)
		$30,362

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the year ended December 31, 2019, we entered into IRU arrangements for exclusive access to and unrestricted use of specific assets.  The arrangements were recognized as sales-type leases as the term of each of the arrangements is for a major part of the asset’s remaining economic life.  During the year ended December 31, 2019, we recognized revenue of $2.0 million and a gain of $1.6 million related to these arrangements.

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

10.EQUITY

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

The following table summarizes grants of RSAs and PSAs under the Plan during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
		Grant Date		Grant Date		Grant Date
	2019	Fair Value	2018	Fair Value	2017	Fair Value
RSAs Granted	551,214	$9.87	478,210	$12.45	124,100	$23.12
PSAs Granted	371,672	$12.45	—	$—	36,982	$23.27
Total	922,886		478,210		161,082

The following table summarizes the RSA and PSA activity during the year ended December 31, 2019:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2018	338,771	$14.31	35,626	$21.97
Shares granted	551,214	$9.87	371,672	$12.45
Shares vested	(318,891)	$12.14	(116,323)	$14.57
Shares forfeited, cancelled or retired	(38,649)	$10.77	(14,980)	$12.74
Non-vested shares outstanding - December 31, 2019	532,445	$11.58	275,995	$13.29

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2019, 2018 and 2017 was $5.6 million, $4.1 million and $3.4 million, respectively.

Share-based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Restricted stock	$4,013	$3,249	$1,986
Performance shares	2,823	1,870	780
Total	$6,836	$5,119	$2,766

Income tax benefits related to share-based compensation of approximately $1.8 million, $1.3 million and $1.1 million were recorded for the years ended December 31, 2019, 2018 and 2017, respectively.  Share-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2019, total unrecognized compensation cost related to non-vested RSAs and PSAs was $10.6 million and will be recognized over a weighted-average period of approximately 1.7 years.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component during 2019 and 2018:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2017	$(48,464)	$381	$(48,083)
Other comprehensive loss before reclassifications	(10,835)	(691)	(11,526)
Amounts reclassified from accumulated other comprehensive loss	3,785	2,612	6,397
Net current period other comprehensive income (loss)	(7,050)	1,921	(5,129)
Balance at December 31, 2018	$(55,514)	$2,302	$(53,212)
Other comprehensive loss before reclassifications	(16,738)	(19,237)	(35,975)
Cumulative adjustment upon adoption of ASU 2017-12	—	(576)	(576)
Amounts reclassified from accumulated other comprehensive loss	7,936	959	8,895
Net current period other comprehensive loss	(8,802)	(18,854)	(27,656)
Balance at December 31, 2019	$(64,316)	$(16,552)	$(80,868)

The following table summarizes reclassifications from accumulated other comprehensive loss during 2019 and 2018:

	Amount Reclassified from AOCI
	Year Ended December 31,		Affected Line Item in the
(In thousands)	2019	2018	Statement of Income
Amortization of pension and post-retirement items:
Prior service cost	$(857)	$(163)	(a)
Actuarial loss	(3,195)	(6,054)	(a)
Plan curtailment	—	1,156	(a)
Settlement loss	(6,726)	(94)	(a)
	(10,778)	(5,155)	Total before tax
	2,842	1,370	Tax benefit
	$(7,936)	$(3,785)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$(1,108)	$(3,467)	Interest expense
	149	855	Tax benefit
	$(959)	$(2,612)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans. See Note 11 for additional details.

11.PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Pension Plans as of December 31, 2019 and 2018:

(In thousands)	2019	2018
Change in benefit obligation
Benefit obligation at the beginning of the year	$712,174	$777,987
Service cost	50	5,809
Interest cost	30,327	28,870
Actuarial loss (gain)	80,023	(67,558)
Benefits paid	(31,581)	(30,870)
Plan amendments	—	1,216
Plan curtailment	—	(1)
Plan settlement	(31,172)	(3,279)
Benefit obligation at the end of the year	$759,821	$712,174

(In thousands)	2019	2018
Change in plan assets
Fair value of plan assets at the beginning of the year	$499,791	$552,240
Employer contributions	27,516	26,200
Actual return on plan assets	92,413	(44,500)
Benefits paid	(31,581)	(30,870)
Plan settlement	(31,172)	(3,279)
Fair value of plan assets at the end of the year	$556,967	$499,791
Funded status at year end	$(202,854)	$(212,383)

Amounts recognized in the consolidated balance sheets at December 31, 2019 and 2018 consisted of:

(In thousands)	2019	2018
Current liabilities	$(243)	$(243)
Long-term liabilities	$(202,611)	$(212,140)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2019 and 2018 consisted of:

(In thousands)	2019	2018
Unamortized prior service cost	$1,052	$1,175
Unamortized net actuarial loss	107,982	95,362
	$109,034	$96,537

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of operations for the plans for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Service cost	$50	$5,809	$3,055
Interest cost	30,327	28,870	21,882
Expected return on plan assets	(34,627)	(38,640)	(28,459)
Amortization of:
Net actuarial loss	2,890	6,110	6,244
Prior service cost (credit)	123	(204)	(316)
Plan curtailment	—	(1,156)	(1,337)
Plan settlement	6,726	94	17
Net periodic pension cost	$5,489	$883	$1,086

The components of net periodic pension cost other than the service cost component are included in other, net within other income (expense) in the consolidated statements of operations.

In 2019, we purchased a group annuity contract to transfer the pension benefit obligations and annuity administration for a select group of retirees or their beneficiaries to an annuity provider.  Upon issuance of the group annuity contract, the pension benefit obligation of $24.4 million for approximately 500 participants was irrevocably transferred to the annuity provider.  The purchase of the group annuity was funded directly by the assets of the Pension Plans.  During the year ended December 31, 2019, we recognized a pension settlement charge of $6.7 million as a result of the transfer of the pension liability to the annuity provider and other lump sum payments made during the year.

In 2018 and 2017, the Retirement Plan was amended to freeze benefit accruals under the cash balance benefit plan for certain participants under collective bargaining agreements. As a result of these amendments, we recognized a pre-tax curtailment gain of $1.2 million and $1.3 million as a component of net periodic pension cost during the years ended December 31, 2018 and 2017, respectively.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2019 and 2018:

(In thousands)	2019	2018
Actuarial loss, net	$22,236	$15,583
Recognized actuarial loss	(2,890)	(6,111)
Prior service cost (credit)	(123)	1,216
Recognized prior service credit	—	204
Plan curtailment	—	1,156
Plan settlement	(6,726)	(94)
Total amount recognized in other comprehensive loss, before tax effects	$12,497	$11,954

The estimated net actuarial loss and net prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss in net periodic pension cost in 2020 is $0.1 million and $2.0 million, respectively.

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Discount rate - net periodic benefit cost	4.36%	3.75%	4.02%
Discount rate - benefit obligation	3.51%	4.39%	3.75%
Expected long-term rate of return on plan assets	6.97%	7.03%	7.23%
Rate of compensation/salary increase	2.50%	2.50%	2.39%

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.3 million for each of the years ended December 31, 2019 and 2018.  The net present value of the remaining obligations was approximately $1.4 million and $1.6 million at December 31, 2019 and 2018, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 25 life insurance policies on certain of the participating former directors and employees. The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.5 million and $2.4 million at December 31, 2019 and 2018, respectively. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $7.1 million and $7.0 million as of December 31, 2019 and 2018, respectively.

Post-retirement Benefit Obligations

We sponsor various healthcare and life insurance plans (“Post-retirement Plans”) that provide post-retirement medical and life insurance benefits to certain groups of retired employees.  Certain plans are frozen so that no person is eligible to become a new participant. Retirees share in the cost of healthcare benefits, making contributions that are adjusted periodically—either based upon collective bargaining agreements or because total costs of the program have changed. Covered expenses for retiree health benefits are paid as they are incurred. Post-retirement life insurance benefits are fully insured. A majority of the healthcare plans are unfunded and have no assets, and benefits are paid from the general operating funds of the Company.  However, a certain healthcare plan is funded by assets that are separately designated within the Pension Plans for the sole purpose of providing payments of retiree medical benefits for this specific plan.

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2019 and 2018:

(In thousands)	2019	2018
Change in benefit obligation
Benefit obligation at the beginning of the year	$109,902	$116,970
Service cost	957	405
Interest cost	4,231	4,128
Plan participant contributions	269	384
Actuarial gain	570	(8,517)
Benefits paid	(8,797)	(10,130)
Plan amendments	—	6,662
Benefit obligation at the end of the year	$107,132	$109,902

(In thousands)	2019	2018
Change in plan assets
Fair value of plan assets at the beginning of the year	$2,791	$2,484
Employer contributions	8,527	9,746
Plan participant’s contributions	269	384
Actual return on plan assets	374	307
Benefits paid	(8,797)	(10,130)
Fair value of plan assets at the end of the year	$3,164	$2,791
Funded status at year end	$(103,968)	$(107,111)

Amounts recognized in the consolidated balance sheets at December 31, 2019 and 2018 consist of:

(In thousands)	2019	2018
Current liabilities	$(5,619)	$(6,594)
Long-term liabilities	$(98,349)	$(100,517)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2019 and 2018 consist of:

(In thousands)	2019	2018
Unamortized prior service cost (credit)	$(872)	$2,200
Unamortized net actuarial gain	(7,987)	(10,396)
	$(8,859)	$(8,196)

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	2019	2018	2017
Service cost	$957	$405	$498
Interest cost	4,231	4,128	3,034
Expected return on plan assets	(180)	(142)	(113)
Amortization of:
Net actuarial gain	(2,033)	(56)	(173)
Prior service cost (credit)	3,072	367	(521)
Net periodic postretirement benefit cost	$6,047	$4,702	$2,725

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the consolidated statements of operations.

Our Post-retirement Plans were amended as a result of new collective bargaining agreements ratified in 2018, which resulted in an increase in net periodic post-retirement benefit cost of approximately $1.4 million during the year ended December 31, 2018.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2019 and 2018:

(In thousands)	2019	2018
Actuarial gain, net	$376	$(8,682)
Recognized actuarial gain	2,033	56
Prior service cost	—	6,662
Recognized prior service cost	(3,072)	(367)
Total amount recognized in other comprehensive loss, before tax effects	$(663)	$(2,331)

The estimated net actuarial gain and net prior service cost that will be amortized from accumulated other comprehensive loss in net periodic postretirement cost in 2020 is approximately $(1.9) million and $1.6 million, respectively.

The weighted-average discount rate assumptions utilized for the years ended December 31 were as follows:

	2019	2018	2017
Net periodic benefit cost	4.35%	3.62%	3.96%
Benefit obligation	3.34%	4.35%	3.67%

For purposes of determining the cost and obligation for post-retirement medical benefits, a 6.50% healthcare cost trend rate was assumed for the plan in 2019, declining to the ultimate trend rate of 5.00% in 2026.  Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  A one percent change in the assumed healthcare cost trend rate would have had the following effects:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost	$293	$(277)
Effect on postretirement benefit obligation	$4,586	$(4,634)

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

The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the pension plan’s strategic allocation. We update our long-term, strategic asset allocations every few years to ensure they are in line with our fund objectives.  At December 31, 2019, the target allocation of the Pension Plan assets is approximately 60 - 80% in return seeking assets consisting primarily of equity funds with the remainder in fixed income funds and cash equivalents.  Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility or to gain desired exposure to various markets and return drivers.  Currently, we believe that there are no significant concentrations of risk associated with the Pension Plan assets.

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2019 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2019.

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

Common Collective Trusts and Commingled Funds:  Units in the fund are valued based on the NAV of the funds, which is based on the fair value of the underlying investments held by the fund less its liabilities as reported by the issuer of the fund. The NAV per share is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported net asset value. These investments have no unfunded commitments, are redeemable daily, monthly or quarterly and have redemption notice periods of up to 180 days.

The fair values of our assets for our defined benefit pension plans at December 31, 2019 and 2018, by asset category were as follows:

		As of December 31, 2019
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$21	$21	$—	$—
Equities:
Stocks:
U.S. common stocks	15	15	—	—
International stocks	4	4	—	—
Total plan assets in the fair value hierarchy	40	$40	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	9,201
Equities:
Global	220,453
Real estate	83,433
Fixed Income	243,840
Total plan assets	$556,967

		As of December 31, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,107	$15,107	$—	$—
Equities:
Stocks:
U.S. common stocks	46,830	46,830	—	—
International stocks	9,656	9,656	—	—
Funds:
U.S. small cap	7,222	7,222	—	—
U.S. mid cap	30,752	30,752	—	—
U.S. large cap	51,847	51,847	—	—
Emerging markets	15,954	15,954	—	—
International	81,398	81,398	—	—
Fixed Income:
U.S. treasury and government agency securities	25,616	25,616	—	—
Corporate and municipal bonds	36,700	—	36,700	—
Mortgage/asset-backed securities	8,733	—	8,733	—
Mutual funds	10,763	10,763	—	—
Total plan assets in the fair value hierarchy	340,578	$295,145	$45,433	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	10,275
Equities:
U.S. small cap	10,391
U.S. large cap	11,268
Emerging markets	8,739
International	15,361
Fixed Income	103,345
Total plan assets	499,957
Other liabilities (3)	(166)
Net plan assets	$499,791

(1)	Certain investments that are measured at fair value using NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
(2)	Short-term investments include an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper, U.S. government obligations and variable rate securities with maturities less than one year.

(3)	Net amount due for securities purchased and sold.

The fair values of our assets for our post-retirement benefit plans at December 31, 2019 and 2018 were as follows:

As of
December 31,
(In thousands)	2019
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	$53
Equities:
Global	1,252
Real estate	474
Fixed Income	1,385
Total plan assets	$3,164

		As of December 31, 2018
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4	$4	$—	$—
Equities:
U.S. common stocks	240	240	—	—
International stocks	83	83	—	—
Funds:
U.S. mid cap	75	75	—	—
U.S. large cap	74	74	—	—
Emerging markets	188	188	—	—
International	449	449	—	—
Total plan assets in the fair value hierarchy	1,113	$1,113	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	61
Equities:
U.S. small cap	123
U.S. large cap	133
Emerging markets	103
International	181
Fixed Income	1,220
Total plan assets	2,934
Benefit payments payable	(141)
Other liabilities (3)	(2)
Net plan assets	$2,791

(1)	Certain investments that are measured at fair value using NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
(2)	Short-term investments include investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. government obligations with maturities less than one year.

(3)	Net amount due for securities purchased and sold.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.  We expect to contribute approximately $25.0 million to our Pension Plans and $8.9 million to our other post-retirement plans in 2020.

Estimated Future Benefit Payments

As of December 31, 2019, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2020	$33,725	$8,870
2021	34,797	8,734
2022	35,775	8,203
2023	36,577	7,735
2024	37,741	7,277
2025 - 2029	197,690	31,173

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recognized expense with respect to these plans of $15.8 million, $13.7 million and $9.6 million in 2019, 2018 and 2017, respectively.  The increase in expense in 2018 as compared to 2017 is attributable to the acquisition of FairPoint in July 2017.

12.INCOME TAXES

Income tax expense (benefit) consists of the following components:

	For the Year Ended
(In thousands)	2019	2018	2017
Current:
Federal	$143	$247	$1,055
State	1,392	1,634	145
Total current expense	1,535	1,881	1,200

Deferred:
Federal	(4,339)	(17,248)	(141,726)
State	(910)	(8,760)	15,599
Total deferred benefit	(5,249)	(26,008)	(126,127)
Total income tax benefit	$(3,714)	$(24,127)	$(124,927)

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended
(In percentages)	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	10.6	5.2	4.1
Transaction costs	—	—	(5.8)
Other permanent differences	(4.5)	(0.9)	0.2
Change in deferred tax rate	(2.9)	3.7	(9.1)
Change in deferred tax rate - Federal Tax Reform	—	6.9	189.4
Valuation allowance	(4.7)	(2.3)	(4.3)
Provision to return	(0.5)	0.5	—
Sale of stock in subsidiary	—	(1.0)	—
State audit settlement	(3.2)	—	—
Acquisition related	—	(1.3)	—
Other	(0.1)	0.5	—
	15.7%	32.3%	209.5%

Deferred Taxes

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Non-current deferred tax assets:
Reserve for uncollectible accounts	$1,194	$1,164
Accrued vacation pay deducted when paid	4,152	4,371
Accrued expenses and deferred revenue	9,839	12,848
Net operating loss carryforwards	86,535	76,659
Pension and postretirement obligations	80,245	84,786
Share-based compensation	693	9
Derivative instruments	5,868	(825)
Financing costs	176	189
Tax credit carryforwards	6,077	6,411
	194,779	185,612
Valuation allowance	(6,680)	(9,158)
Net non-current deferred tax assets	188,099	176,454

Non-current deferred tax liabilities:
Goodwill and other intangibles	(66,271)	(82,992)
Basis in investment	(5)	(12)
Partnership investments	(16,138)	(14,425)
Property, plant and equipment	(278,712)	(267,154)
	(361,126)	(364,583)
Net non-current deferred taxes	$(173,027)	$(188,129)

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

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards as of December 31, 2019 of $349.5 million and related deferred tax assets of $73.4 million.  The federal NOL carryforwards for tax years beginning after December 31, 2017 of $60.7 million and related deferred tax assets of $12.8 million can be carried forward indefinitely.  The federal NOL carryforwards for the tax years prior to December 31, 2017 of $288.8 million and related deferred tax assets of $60.6 million expire in 2026 to 2035.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards as of December 31, 2019 of $1.0 million and related deferred tax assets of $0.2 million.  ETFL’s federal NOL carryforwards are for the tax years prior to December 31, 2017 and expire in 2021 to 2024.

We estimate that we have available state NOL carryforwards as of December 31, 2019 of $758.5 million and related deferred tax assets of $16.7 million.  The state NOL carryforwards expire from 2020 to 2039. Management believes that it is more likely than not that we will not be able to realize state NOL carryforwards of $80.3 million and related deferred tax asset of $5.2 million and has placed a valuation allowance on this amount.  The related NOL carryforwards expire from 2020 to 2037.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

The enacted Tax Act repeals the federal alternative minimum tax (“AMT”) regime for tax years beginning after December 31, 2017.  We have available AMT credit carryforwards as of December 31, 2019 of $1.5 million, which will be fully refundable with the filing of the 2019 federal income tax return in 2020.

We estimate that we have available state tax credit carryforwards as of December 31, 2019 of $7.7 million and related deferred tax assets of $6.1 million. The state tax credit carryforwards are limited annually and expire from 2020 to 2029. Management believes that it is more likely than not that we will not be able to realize state tax carryforwards of $1.8 million and related deferred tax asset of $1.5 million and has placed a valuation allowance on this amount.  The related state tax credit carryforwards expire from 2020 to 2024.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

Unrecognized Tax Benefits

Under the accounting guidance applicable to uncertainty in income taxes, we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns as well as all open tax years in these jurisdictions.

Our unrecognized tax benefits as of December 31, 2019 and 2018 were $4.9 million. There were no material effects on the Company’s effective tax rate. The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is $4.7 million for each of the years ended December 31, 2019 and 2018.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively.  As of December 31, 2019 and 2018, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2019 and 2018:

	Liability for
	Unrecognized
	Tax Benefits
(In thousands)	2019	2018
Balance at January 1	$4,933	$4,296
Additions for tax positions related to FairPoint acquisition	—	637
Balance at December 31	$4,933	$4,933

13.COMMITMENTS AND CONTINGENCIES

We have certain other obligations for various contractual agreements to secure future rights to goods and services to be used in the normal course of our operations. These include purchase commitments for planned capital expenditures, agreements securing dedicated access and transport services, and service and support agreements.

As of December 31, 2019, future minimum contractual obligations and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Service and support agreements (1)	$19,455	$10,429	$8,112	$6,751	$339	$305	$45,391
Transport and data connectivity	9,787	7,964	6,850	5,256	5,242	151	35,250
Capital expenditures (2)	3,945	—	—	—	—	—	3,945
Other operating agreements (3)	3,301	2,458	2,017	1,983	383	915	11,057
Total	$36,488	$20,851	$16,979	$13,990	$5,964	$1,371	$95,643

(1)	We have entered into service and maintenance agreements to support various computer hardware and software applications and certain equipment.
(2)	We have binding commitments with numerous suppliers for future capital expenditures.
(3)	We have entered into various non-cancelable rental agreements for certain facilities and equipment used in our operations.

Litigation, Regulatory Proceedings and Other Contingencies

Local Switching Support

In 2015, our subsidiary, FairPoint filed a petition (the “Petition”) with the FCC asking the FCC to direct National Exchange Carrier Association (“NECA”) to stop subtracting frozen Local Switching Support (“LSS”) from FairPoint’s ICC Eligible Recovery for FairPoint’s rate of return Incumbent Local Exchange Carriers (“ILECs”) that participate in the NECA pooling process.  This issue is unique to rate of return affiliates of price cap carriers because such companies are considered price cap carriers for the FCC’s CAF funding, but remain rate of return for ICC purposes.  Effective January 1, 2012, FairPoint rate of return ILECs were placed under the price cap CAF Phase I interim support mechanism, whereby the ILECs continued to receive frozen USF support for all forms of USF support received during 2011, including LSS.  The rate of return rules for ICC included LSS support in that mechanism as well; therefore, NECA subtracted the frozen LSS support from the ICC Eligible Recovery amounts in accordance with FCC rules prohibiting duplicate recovery.  When FairPoint accepted CAF Phase II support effective January 1, 2015, there was no longer any duplicate support and FairPoint requested NECA to stop subtracting LSS from FairPoint’s ICC Eligible Recovery.  NECA declined to make that change, which led to FairPoint filing the Petition with the FCC asking the FCC to direct NECA to comply with FCC rules on ICC Eligible Recovery for rate of return ILECs.  This issue also applies to Consolidated’s operations in Minnesota, which are also rate of return ILECs associated with a price cap company.  The combined LSS support for the period from January 1, 2015 through December 31, 2017 was approximately $12.3 million.  Our ongoing ICC Eligible Recovery support for 2018 increased by approximately $3.6 million, and thereafter, is expected to decline by 5% per year through 2021.  On March 31, 2018, we obtained the required votes necessary for an approved order and on April 19, 2018, the FCC issued its order approving our Petition.  As a result, during the year ended December 31, 2018, we recognized subsidies revenue of $7.2 million and a contingent asset of $8.7 million as a pre-acquisition gain contingency for the FairPoint LSS revenue prior to the acquisition date.

Access Charges

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively “Verizon”) filed lawsuits against certain subsidiaries of the Company including FairPoint, and many other Local Exchange Carriers (collectively, “LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers (“IXCs”), for certain calls originating from or terminating to mobile devices that are routed to or from these LECs through these IXCs.  The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $4.8 million and cover periods dating back as far as 2006.  CenturyLink, Inc. and its LEC subsidiaries (collectively “CenturyLink”), requested that the U.S. Judicial Panel on Multidistrict Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel granted CenturyLink’s request and ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “U.S. District Court”).

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

In May 2017, we entered into an agreement to guarantee any potential liabilities to the DOR up to $5.0 million.  We believe that certain of the DOR’s findings regarding CCPA’s and CCES’s additional tax liabilities for the tax years 2008 through 2016, for which we have filed appeals, continue to lack merit.  However, in January 2018, CCES and CCPA submitted initial settlement offers to the Pennsylvania Office of Attorney General proposing to settle the intrastate and interstate cases at reduced tax liabilities for the tax years 2008 through 2013.  The settlement offers were subject to negotiation with the Commonwealth of Pennsylvania, with final approvals required from the Pennsylvania Office of Attorney General and DOR.  The approvals have been obtained and the necessary settlement documents drafted for our review.  The Commonwealth Court of Pennsylvania imposed a deadline in December 2019 for the parties to finalize their agreement and file stipulations for judgment.  Stipulations for judgment and directions to satisfy for the 2008 through 2013 tax years, except for the 2010 CCPA appeals, were filed in December 2019, bringing the appeals to a conclusion.  The settlement resulted in a payment from us to the DOR of $2.1 million, which the Company previously reserved for.  While we continue to believe a settlement of all remaining disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for the tax years 2010 (CCPA) and 2014 through 2018 (CCPA and CCES), we have reserved $1.5 million and $0.7 million, including interest, for our CCES and CCPA subsidiaries, respectively.  We expect the filings for the tax years 2014 through 2018 to be settled at a later date similar to the initial settlement.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

From time to time, we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.

14.RELATED PARTY TRANSACTIONS

Richard A. Lumpkin, who was a member of our Board of Directors until April 4, 2019, had significant related party transactions.  The following speaks to the related party transactions involving Mr. Lumpkin through April 4, 2019.  As of December 31, 2019, there were no other significant related party transactions.

Finance Leases

Mr. Lumpkin, together with his family, beneficially owned 37.0%of Agracel, Inc. (“Agracel”), a real estate investment company, at April 4, 2019 and December 31, 2018.  Mr. Lumpkin was also a director of Agracel.  Agracel was the sole managing member and 50% owner of LATEL LLC (“LATEL”).  Mr. Lumpkin and his immediate family had a 68.5% beneficial ownership of LATEL at April 4, 2019 and December 31, 2018.

We had three finance lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis.  In accordance with the Company’s related person transactions policy, these leases were approved by our Audit Committee and Board of Directors (“BOD”).  We accounted for these leases as finance leases in accordance with ASC 842, Leases.  The finance lease agreements require us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance and taxes.  One of the lease agreements was terminated on October 31, 2019 while the remaining two lease agreements have a maturity date of May 31, 2021 each with two five-year options to extend the term of the lease after the initial expiration date.  We were required to pay LATEL approximately $7.9 million over the initial terms of the lease agreements.  The carrying value of the finance leases at December 31, 2018 was approximately $1.7 million.  We recognized $0.1 million through April 4, 2019 and $0.3 million in each of 2018 and 2017 in interest expense.  We also recognized $0.1 million in 2019 through April 4, 2019 and $0.4 million in each of 2018 and 2017 in amortization expense related to the finance leases.

Long-Term Debt

A trust, for which Mr. Lumpkin was the beneficiary of, owned $5.0 million of the Senior Notes. We recognized approximately $0.1 million through April 4, 2019 and $0.3 million in each of 2018 and 2017 in interest expense for the Senior Notes owned by the related party.

Other Services

Mr. Lumpkin also had a minority ownership interest in First Mid Bank & Trust (“First Mid”). We provided telecommunications products and services to First Mid and in return received approximately $0.2 million through April 4, 2019, $0.9 million in 2018 and $0.7 million in 2017 for these services.

15.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2019	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net revenues	$338,649	$333,532	$333,326	$331,035
Operating income	$16,720	$14,300	$23,542	$26,719
Net income (loss) attributable to common stockholders	$(7,265)	$(7,387)	$257	$(5,988)
Basic and diluted earnings (loss) per share	$(0.11)	$(0.10)	$—	$(0.08)

	Quarter Ended
2018	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net revenues	$356,039	$350,221	$348,064	$344,750
Operating income	$9,239	$5,427	$748	$3,555
Net loss attributable to common stockholders	$(11,298)	$(10,643)	$(14,914)	$(13,979)
Basic and diluted loss per share	$(0.16)	$(0.15)	$(0.21)	$(0.20)

During the quarter ended December 31, 2019, we purchased a group annuity contract to transfer the pension benefit obligations and annuity administration for a select group of retirees or their beneficiaries to an annuity provider.  As a result of the transfer of the pension liability to the annuity provider and other lump sum payments to participants of the Pension Plans, we recognized a non-cash pension settlement charge of $6.7 million during the quarter ended December 31, 2019.

In 2019, we recognized a gain on extinguishment of debt from the partial repurchase of our Senior Notes of $0.3 million, $1.1 million and $3.1 million during the quarters ended June 30, 2019, September 30, 2019, and December 31, 2019, respectively.

As part of our integration efforts of FairPoint and continued cost saving initiatives, we incurred severance costs of $8.7 million during the quarter ended December 31, 2019. The quarters ended September 30, 2018 and December 31, 2018 included severance costs of $4.0 million and $5.7 million, respectively.

During the quarter ended March 31, 2018, we recognized subsidies revenue of $4.9 million related to a settlement for frozen LSS, as described in Note 13.

16.CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes. We and substantially all of our subsidiaries, including our FairPoint subsidiaries, have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of December 31, 2019 and 2018, and condensed consolidating statements of operations and cash flows for the years ended December 31, 2019, 2018 and 2017 for each of Consolidated Communications Holdings, Inc. (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 7 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(amounts in thousands)

	December 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$12,387	$8	$—	$—	$12,395
Accounts receivable, net	—	78	112,415	7,523	—	120,016
Income taxes receivable	1,812	—	791	66	—	2,669
Prepaid expenses and other current assets	—	—	41,431	356	—	41,787
Total current assets	1,812	12,465	154,645	7,945	—	176,867

Property, plant and equipment, net	—	—	1,770,187	65,691	—	1,835,878

Intangibles and other assets:
Investments	—	8,863	103,854	—	—	112,717
Investments in subsidiaries	3,547,466	3,520,346	17,165	—	(7,084,977)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	164,069	—	—	164,069
Other intangible assets	—	—	1,470	9,087	—	10,557
Advances due to/from affiliates, net	—	2,289,433	893,394	113,473	(3,296,300)	—
Deferred income taxes	86,447	5,661	—	—	(92,108)	—
Other assets	1,506	—	52,887	522	—	54,915
Total assets	$3,637,231	$5,836,768	$4,126,764	$262,899	$(10,473,385)	$3,390,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$30,936	$—	$—	$30,936
Advance billings and customer deposits	—	—	44,436	1,274	—	45,710
Accrued compensation	—	—	56,356	713	—	57,069
Accrued interest	—	7,523	351	—	—	7,874
Accrued expense	50	2,565	71,659	1,132	—	75,406
Current portion of long term debt and finance lease obligations	—	18,350	8,808	143	—	27,301
Total current liabilities	50	28,438	212,546	3,262	—	244,296

Long-term debt and finance lease obligations	—	2,235,609	15,001	67	—	2,250,677
Advances due to/from affiliates, net	3,296,300	—	—	—	(3,296,300)	—
Deferred income taxes	—	—	240,983	24,152	(92,108)	173,027
Pension and postretirement benefit obligations	—	—	285,832	16,464	—	302,296
Other long-term liabilities	—	25,255	46,656	819	—	72,730
Total liabilities	3,296,350	2,289,302	801,018	44,764	(3,388,408)	3,043,026
Shareholders’ equity:
Common Stock	720	—	17,411	30,000	(47,411)	720
Other shareholders’ equity	340,161	3,547,466	3,301,965	188,135	(7,037,566)	340,161
Total Consolidated Communications Holdings, Inc. shareholders’ equity	340,881	3,547,466	3,319,376	218,135	(7,084,977)	340,881
Noncontrolling interest	—	—	6,370	—	—	6,370
Total shareholders’ equity	340,881	3,547,466	3,325,746	218,135	(7,084,977)	347,251
Total liabilities and shareholders’ equity	$3,637,231	$5,836,768	$4,126,764	$262,899	$(10,473,385)	$3,390,277

	December 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$9,616	$—	$1	$(18)	$9,599
Accounts receivable, net	—	—	122,743	10,430	(37)	133,136
Income taxes receivable	10,272	—	790	10	—	11,072
Prepaid expenses and other current assets	—	2,465	41,547	324	—	44,336
Total current assets	10,272	12,081	165,080	10,765	(55)	198,143

Property, plant and equipment, net	—	—	1,861,009	66,117	—	1,927,126

Intangibles and other assets:
Investments	—	8,673	102,180	—	—	110,853
Investments in subsidiaries	3,587,612	3,505,477	15,949	—	(7,109,038)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	228,959	—	—	228,959
Other intangible assets	—	—	2,396	9,087	—	11,483
Advances due to/from affiliates, net	—	2,379,079	760,310	97,898	(3,237,287)	—
Deferred income taxes	76,758	—	—	—	(76,758)	—
Other assets	—	1,524	18,237	651	3,011	23,423
Total assets	$3,674,642	$5,906,834	$4,123,213	$250,699	$(10,420,127)	$3,535,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$32,502	$—	$—	$32,502
Advance billings and customer deposits	—	—	46,316	1,408	—	47,724
Dividends payable	27,579	—	—	—	—	27,579
Accrued compensation	—	—	63,688	771	—	64,459
Accrued interest	—	8,430	802	—	—	9,232
Accrued expense	40	37	70,365	1,263	(55)	71,650
Current portion of long term debt and finance lease obligations	—	18,350	11,968	150	—	30,468
Total current liabilities	27,619	26,817	225,641	3,592	(55)	283,614

Long-term debt and finance lease obligations	—	2,285,341	17,988	256	—	2,303,585
Advances due to/from affiliates, net	3,237,287	—	—	—	(3,237,287)	—
Deferred income taxes	—	122	239,880	21,874	(73,747)	188,129
Pension and postretirement benefit obligations	—	—	295,815	18,319	—	314,134
Other long-term liabilities	—	6,942	22,305	898	—	30,145
Total liabilities	3,264,906	2,319,222	801,629	44,939	(3,311,089)	3,119,607
Shareholders’ equity:
Common Stock	712	—	17,411	30,000	(47,411)	712
Other shareholders’ equity	409,024	3,587,612	3,298,255	175,760	(7,061,627)	409,024
Total Consolidated Communications Holdings, Inc. shareholders’ equity	409,736	3,587,612	3,315,666	205,760	(7,109,038)	409,736
Noncontrolling interest	—	—	5,918	—	—	5,918
Total shareholders’ equity	409,736	3,587,612	3,321,584	205,760	(7,109,038)	415,654
Total liabilities and shareholders’ equity	$3,674,642	$5,906,834	$4,123,213	$250,699	$(10,420,127)	$3,535,261

Condensed Consolidating Statements of Operations

(amounts in thousands)

	Year Ended December 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$193	$1,300,835	$48,142	$(12,628)	$1,336,542
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	572,661	14,261	(11,986)	574,936
Selling, general and administrative expenses	7,565	—	282,586	9,579	(642)	299,088
Depreciation and amortization	—	—	371,572	9,665	—	381,237
Operating income (loss)	(7,565)	193	74,016	14,637	—	81,281
Other income (expense):
Interest expense, net of interest income	60	(136,696)	(86)	62	—	(136,660)
Intercompany interest income (expense)	—	58,908	(58,831)	(77)	—	—
Gain on extinguishment of debt	—	4,510	—	—	—	4,510
Investment income	—	190	37,898	—	—	38,088
Equity in earnings of subsidiaries, net	(13,067)	44,271	775	—	(31,979)	—
Other, net	1	47	(10,042)	(870)	—	(10,864)
Income (loss) before income taxes	(20,571)	(28,577)	43,730	13,752	(31,979)	(23,645)
Income tax expense (benefit)	(188)	(15,510)	9,338	2,646	—	(3,714)
Net income (loss)	(20,383)	(13,067)	34,392	11,106	(31,979)	(19,931)
Less: net income attributable to noncontrolling interest	—	—	452	—	—	452
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(20,383)	$(13,067)	$33,940	$11,106	$(31,979)	$(20,383)

Total comprehensive income (loss) attributable to common shareholders	$(48,039)	$(40,723)	$23,867	$12,377	$4,479	$(48,039)

	Year Ended December 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$1,356,074	$55,541	$(12,541)	$1,399,074
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	607,582	16,386	(12,096)	611,872
Selling, general and administrative expenses	4,087	—	317,289	12,674	(445)	333,605
Acquisition and other transaction costs	1,960	—	—	—	—	1,960
Depreciation and amortization	—	—	422,704	9,964	—	432,668
Operating income (loss)	(6,047)	—	8,499	16,517	—	18,969
Other income (expense):
Interest expense, net of interest income	(103)	(136,378)	1,785	118	—	(134,578)
Intercompany interest income (expense)	—	58,908	(58,844)	(64)	—	—
Investment income	—	178	39,418	—	—	39,596
Equity in earnings of subsidiaries, net	(42,181)	8,858	5,133	—	28,190	—
Other, net	7	—	1,067	241	—	1,315
Income (loss) before income taxes	(48,324)	(68,434)	(2,942)	16,812	28,190	(74,698)
Income tax expense (benefit)	2,510	(26,253)	(5,784)	5,400	—	(24,127)
Net income (loss)	(50,834)	(42,181)	2,842	11,412	28,190	(50,571)
Less: net income attributable to noncontrolling interest	—	—	263	—	—	263
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(50,834)	$(42,181)	$2,579	$11,412	$28,190	$(50,834)

Total comprehensive income (loss) attributable to common shareholders	$(55,963)	$(47,310)	$(3,545)	$10,486	$40,369	$(55,963)

	Year Ended December 31, 2017
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$1,013,505	$58,776	$(12,707)	$1,059,574
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	447,029	11,245	(12,276)	445,998
Selling, general and administrative expenses	1,924	30	234,198	13,420	(431)	249,141
Acquisition and other transaction costs	33,650	—	—	—	—	33,650
Depreciation and amortization	—	—	280,843	11,030	—	291,873
Operating income (loss)	(35,574)	(30)	51,435	23,081	—	38,912
Other income (expense):
Interest expense, net of interest income	(12)	(128,737)	(1,183)	146	—	(129,786)
Intercompany interest income (expense)	—	58,909	(58,827)	(82)	—	—
Investment income	—	157	31,592	—	—	31,749
Equity in earnings of subsidiaries, net	101,863	109,015	1,918	—	(212,796)	—
Other, net	—	3	(694)	188	—	(503)
Income (loss) before income taxes	66,277	39,317	24,241	23,333	(212,796)	(59,628)
Income tax expense (benefit)	1,332	(27,610)	(97,667)	(982)	—	(124,927)
Net income (loss)	64,945	66,927	121,908	24,315	(212,796)	65,299
Less: net income attributable to noncontrolling interest	—	—	354	—	—	354
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$64,945	$66,927	$121,554	$24,315	$(212,796)	$64,945

Total comprehensive income (loss) attributable to common shareholders	$64,139	$71,746	$119,174	$25,381	$(216,301)	$64,139

Condensed Consolidating Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(3,205)	$(57,831)	$381,366	$18,766	$339,096

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(223,715)	(8,488)	(232,203)
Proceeds from sale of assets	—	—	14,707	11	14,718
Distributions from investments	—	—	329	—	329
Other	—	—	(663)	—	(663)
Net cash used in investing activities	—	—	(209,342)	(8,477)	(217,819)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	195,000	—	—	195,000
Payment of finance lease obligation	—	—	(12,322)	(197)	(12,519)
Payment on long-term debt	—	(195,350)	—	—	(195,350)
Repurchase of senior notes	—	(49,804)	—	—	(49,804)
Share repurchases for minimum tax withholding	(363)	—	—	—	(363)
Dividends on common stock	(55,445)	—	—	—	(55,445)
Transactions with affiliates, net	59,013	110,756	(159,676)	(10,093)	—
Net cash provided by (used in) financing activities	3,205	60,602	(171,998)	(10,290)	(118,481)
Increase (decrease) in cash and cash equivalents	—	2,771	26	(1)	2,796
Cash and cash equivalents at beginning of period	—	9,616	(18)	1	9,599
Cash and cash equivalents at end of period	$—	$12,387	$8	$—	$12,395

	Year Ended December 31, 2018
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$2,323	$(43,781)	$388,930	$9,849	$357,321

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(235,147)	(9,669)	(244,816)
Proceeds from sale of assets	—	—	1,688	437	2,125
Proceeds from business dispositions	20,999	—	—	—	20,999
Distributions from investments	—	—	233	—	233
Net cash used in investing activities	20,999	—	(233,226)	(9,232)	(221,459)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	189,588	—	—	189,588
Payment of finance lease obligation	—	—	(12,559)	(196)	(12,755)
Payment on long-term debt	—	(207,938)	—	—	(207,938)
Share repurchases for minimum tax withholding	(593)	—	—	—	(593)
Dividends on common stock	(110,222)	—	—	—	(110,222)
Transactions with affiliates, net	87,493	62,828	(149,901)	(420)	—
Net cash provided by (used in) financing activities	(23,322)	44,478	(162,460)	(616)	(141,920)
Increase (decrease) in cash and cash equivalents	—	697	(6,756)	1	(6,058)
Cash and cash equivalents at beginning of period	—	8,919	6,738	—	15,657
Cash and cash equivalents at end of period	$—	$9,616	$(18)	$1	$9,599

	Year Ended December 31, 2017
		Subsidiary
	Parent	Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(23,237)	$(25,625)	$235,810	$23,079	$210,027

Cash flows from investing activities:
Business acquisition, net of cash acquired	(862,385)	—	—	—	(862,385)
Purchases of property, plant and equipment	—	—	(167,187)	(13,998)	(181,185)
Proceeds from sale of assets	—	—	829	30	859
Net cash provided by (used in) investing activities	(862,385)	—	(166,358)	(13,968)	(1,042,711)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,052,325	—	—	1,052,325
Payment of finance lease obligation	—	—	(7,746)	(187)	(7,933)
Payment on long-term debt	—	(111,337)	—	—	(111,337)
Payment of financing costs	—	(16,732)	—	—	(16,732)
Share repurchases for minimum tax withholding	(571)	—	—	—	(571)
Dividends on common stock	(94,138)	—	—	—	(94,138)
Transactions with affiliates, net	980,681	(916,776)	(54,981)	(8,924)	—
Other	(350)	—	—	—	(350)
Net cash provided by (used in) financing activities	885,622	7,480	(62,727)	(9,111)	821,264
Increase in cash and cash equivalents	—	(18,145)	6,725	—	(11,420)
Cash and cash equivalents at beginning of period	—	27,064	13	—	27,077
Cash and cash equivalents at end of period	$—	$8,919	$6,738	$—	$15,657

Report of Independent Registered Public Accounting Firm

To the Partners of GTE Mobilnet of Texas #17 Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GTE Mobilnet of Texas #17 Limited Partnership (the Partnership) as of December 31, 2019, the related statements of income, changes in partners’ capital and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

ASU No. 2016-02

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Partnership changed its method of accounting for leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments, using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2014.

Orlando, Florida

February 26, 2020

GTE Mobilnet of Texas RSA #17 Limited Partnership

Balance Sheets - As of December 31, 2019 (Audited) and 2018 (Unaudited)

(Dollars in Thousands)

	2019	2018
ASSETS

CURRENT ASSETS:
Due from affiliate	$11,716	$11,064
Accounts receivable, net of allowances of $516 and $772	13,082	12,116
Prepaid expenses and other	6,865	5,997
Total current assets	31,663	29,177

PROPERTY, PLANT AND EQUIPMENT - NET	57,368	51,034

WIRELESS LICENSES	441	441

OPERATING LEASE RIGHT-OF-USE-ASSETS	26,662	—

OTHER ASSETS - NET	6,372	5,929
TOTAL ASSETS	$122,506	$86,581

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,275	$4,936
Contract liabilities and other	2,817	2,537
Financing obligation	2,559	2,509
Deferred rent	702	702
Current operating lease liabilities	3,652	—
Total current liabilities	15,005	10,684

LONG TERM LIABILITIES:
Deferred rent	16,053	19,626
Financing obligation	21,265	21,456
Non-current operating lease liabilities	25,574	—
Other liabilities	1,320	1,350
Total long term liabilities	64,212	42,432
Total liabilities	79,217	53,116

PARTNERS’ CAPITAL:
General Partner's interest	8,658	6,693
Limited Partners' interest	34,631	26,772
Total partners' capital	43,289	33,465

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$122,506	$86,581

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Income – For the Years Ended December 31, 2019 (Audited), 2018 (Unaudited) and 2017 (Unaudited)

(Dollars in Thousands)

	2019	2018	2017
OPERATING REVENUES:
Service revenues	$126,612	$123,822	$134,403
Equipment revenues	10,418	9,928	8,686
Other revenues	8,289	6,865	5,684
Total operating revenues	145,319	140,615	148,773

OPERATING EXPENSES:
Cost of services (exclusive of depreciation)	58,088	57,299	53,794
Cost of equipment	11,083	10,335	10,248
Depreciation	9,334	8,836	9,549
Selling, general and administrative expense	19,826	16,327	17,815
Total operating expenses	98,331	92,797	91,406

OPERATING INCOME	46,988	47,818	57,367

Interest expense, net	(1,164)	(1,214)	(1,322)

NET INCOME	$45,824	$46,604	$56,045

Allocation of Net Income:
General Partner	$9,165	$9,321	$11,209
Limited Partners	$36,659	$37,283	$44,836

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2019 (Audited), 2018 (Unaudited) and 2017 (Unaudited)

(Dollars in Thousands)

	General
	Partner	Limited Partners
		Eastex	Consolidated
		Telecom	Communications			Total
	Cellco	Investments,	Enterprise	Alltel	Cellco	Partners'
	Partnership	LLC	Services, Inc.	Corporation	Partnership	Capital

BALANCE—January 1, 2017	$5,105	$5,236	$5,236	$4,345	$5,603	$25,525

Distributions	(8,400)	(8,615)	(8,615)	(7,150)	(9,220)	(42,000)

Net income	11,209	11,496	11,496	9,540	12,304	56,045

BALANCE—December 31, 2017	$7,914	$8,117	$8,117	$6,735	$8,687	$39,570

ASC 606 opening balance sheet adjustment	458	470	470	390	503	2,291

Distributions	(11,000)	(11,282)	(11,282)	(9,362)	(12,074)	(55,000)

Net income	9,321	9,560	9,560	7,933	10,230	46,604

BALANCE—December 31, 2018	$6,693	$6,865	$6,865	$5,696	$7,346	$33,465

Distributions	(7,200)	(7,385)	(7,385)	(6,128)	(7,902)	(36,000)

Net income	9,165	9,400	9,400	7,800	10,059	45,824

BALANCE—December 31, 2019	$8,658	$8,880	$8,880	$7,368	$9,503	$43,289

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Statements of Cash Flows – For the Years Ended December 31, 2019 (Audited), 2018 (Unaudited) and 2017 (Unaudited)

(Dollars in Thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,824	$46,604	$56,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,334	8,836	9,549
Imputed interest on financing obligation	2,369	2,362	2,306
Provision for uncollectible accounts	1,410	613	956
Changes in operating assets and liabilities:
Accounts receivable	(2,376)	(2,397)	(2,012)
Prepaid expenses and other and other assets	(1,325)	(4,327)	(1,421)
Accounts payable and accrued liabilities	398	(352)	1,020
Contract liabilities and other	280	1,475	(581)
Other net changes	(1,028)	2,125	(274)
Net cash provided by operating activities	54,886	54,939	65,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,271)	(13,312)	(12,334)
Fixed asset transfers out	3,546	2,856	1,712
Change in due from affiliate	(652)	12,576	(10,554)
Net cash provided by (used in) investing activities	(16,377)	2,120	(21,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing obligation	(2,509)	(2,059)	(2,412)
Distributions	(36,000)	(55,000)	(42,000)
Net cash used in financing activities	(38,509)	(57,059)	(44,412)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-
CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$63	$121	$328

See notes to financial statements.

GTE Mobilnet of Texas RSA #17 Limited Partnership

Notes to Financial Statements – For the Years Ended December 31, 2019 (Audited), 2018 (Unaudited) and 2017 (Unaudited)

(Dollars in Thousands)

1.ORGANIZATION AND MANAGEMENT

GTE Mobilnet of Texas RSA #17 Limited Partnership (the Partnership) was formed in 1989. The principal activity of the Partnership is providing cellular service in the Texas #17 rural service area (RSA).

In accordance with the Partnership agreement, Cellco Partnership (Cellco), the General Partner of the Partnership, is responsible for managing the operations of the Partnership.

The partners and their respective ownership percentages of the Partnership as of

December 31, 2019 are as follows:

General Partner:
Cellco Partnership	20.000000%

Limited Partners:
Eastex Telecom Investments, LLC	20.512855%
Consolidated Communications Enterprise Services, Inc.	20.512855%
Alltel Corporation *	17.021300%
Cellco Partnership **	21.952990%

*Alltel Corporation is an affiliate of Cellco. Effective December 31, 2018, Alltel Communications, LLC merged with and into Alltel Corporation with Alltel Corporation being the surviving entity.

** Effective December 31, 2019 Verizon Wireless (VAW) LLC, merged with and into Cellco Partnership with Cellco Partnership being the surviving entity. Effective December 31, 2018 San Antonio MTA, L.P. was dissolved by operation of law. The assets and liabilities of San Antonio MTA, L.P. were distributed to Cellco Partnership.

Cellco is an indirect, wholly-owned subsidiary of Verizon Communications Inc. (Verizon). Substantially all of the Partnership’s transactions represent transactions with, or processed by, Cellco and/or certain other affiliates (collectively, Verizon Wireless).

2.SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates

The financial statements are prepared using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for uncollectible accounts, the recoverability of property, plant and equipment and long-lived assets, the incremental borrowing rate for the operating lease liability, and fair values of financial instruments.

Revenue recognition

The Partnership earns revenue from contracts with customers, primarily by providing access to and usage of the Verizon Wireless telecommunications network and selling equipment. These revenues are accounted for under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which the Partnership adopted on January 1, 2018 using the modified retrospective approach. This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard update also amended the guidance for the recognition of costs to obtain customer contracts such that incremental costs of obtaining customer contracts are deferred and amortized consistent with the transfer of the related good or service.

The Partnership also earns revenues that are not accounted for under Topic 606 from leasing arrangements (such as those from towers) and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Wireless services are offered through a variety of plans on a postpaid or prepaid basis. For wireless service, the Partnership recognizes revenue using an output method, either as the service allowance units are used or as time elapses, because it reflects the pattern by which the performance obligations are satisfied through the transfer of service to the customer. Monthly service is generally billed in advance, which results in a contract liability. See Revenue and Contract Costs Note for additional information. For postpaid plans where monthly usage exceeds the allowance, the overage usage represents options held by the customer for incremental services and the usage-based fee is recognized when the customer exercises the option (typically on a month-to-month basis).

Equipment revenue related to wireless devices and accessories is generally recognized when the products are delivered to and accepted by the customer, as this is when control passes to the customer. In addition to offering the sale of equipment on a standalone basis, Verizon Wireless has two primary offerings through which customers pay for a wireless device in connection with a service contract: fixed-term plans and device payment plans.

Under a fixed-term plan, the customer is sold the wireless device without any upfront charge or at a discounted price in exchange for entering into a fixed-term service contract (typically for a term of 24 months or less). This plan is currently only offered to business customers.

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

A financing component exists in both fixed-term plans and device payment plans because the timing of the payment for the device, which occurs over the contract term, differs from the satisfaction of the performance obligation, which occurs at contract inception upon transfer of the device to the customer. The significance of the financing component inherent in the fixed-term and device payment plan receivables is periodically assessed at the contract level, based on qualitative and quantitative considerations, related to customer classes. These considerations include assessing the commercial objective of plans, the term and duration of financing provided, interest rates prevailing in the marketplace, and credit risks of customer classes, all of which impact the selection of appropriate discount rates. Based on current facts and circumstances, the financing component in existing direct channel device payments and fixed-term contracts with customers is not significant and therefore is not accounted for separately. See Device Payment Note for additional information on the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent in the indirect channel.

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network. The roaming rates with third-party carriers are based on agreements with such carriers. The roaming rates and methodology to determine roaming revenues charged by the Partnership to Verizon Wireless are established by Verizon Wireless and reviewed on a periodic basis and may not reflect current market rates (see Transactions with Affiliates and Related Parties Note).

Other revenues include non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with Verizon Wireless’s device protection package, and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. The Partnership recognizes taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers, which are passed through to the customers, on a net basis.

Wireless contracts

Total contract revenue, which represents the transaction price for service and equipment, is allocated between service and equipment revenue based on their estimated standalone selling prices. The standalone selling price of the device or accessory is estimated to be its retail price, excluding subsidies or conditional purchase discounts. The standalone selling price of service is estimated to be the price that is offered to customers on month-to-month contracts that can be cancelled at any time without penalty (i.e., when there is no fixed-term for service) or when service is procured without the concurrent purchase of a device. In addition, the Partnership also assesses whether the service term is impacted by certain legally enforceable rights and obligations in the contract with customers, such as penalties that a customer would have to pay to early terminate a fixed-term contract or billing credits that would cease if the month-to-month wireless service is canceled. The assessment of these legally enforceable rights and obligations involves judgment and impacts the determination of the transaction price and related disclosures.

From time to time, customers on device payment plans may be offered certain promotions that provide the right to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount and trading in their device in good working order. This trade-in right is accounted for as a guarantee obligation. The full amount of the trade-in right's fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The guarantee liability was insignificant at December 31, 2019 and 2018. The total transaction price is reduced by the guarantee, which is accounted for outside the scope of Topic 606, and the remaining transaction price is allocated between the performance obligations within the contract.

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

For certain offers that also include third-party service providers, the Partnership evaluates whether the Partnership is acting as the principal or as the agent with respect to the goods or services provided to the customer. This principal versus agent assessment involves judgement and focuses on whether the facts and circumstances of the arrangement indicate that the goods or services were controlled by the Partnership prior to transferring them to the customer. To evaluate if the Partnership has control, various factors are considered including whether the Partnership is primarily responsible for fulfillment, bears risk of loss and has discretion over pricing.

Operating expenses

Operating expenses include expenses directly attributable to the Partnership, as well as an allocation of selling, general and administrative, and other operating expenses incurred by Verizon on behalf of the Partnership. Employees of Verizon provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore, operating expenses include allocated charges of salary and employee benefit costs for the services provided to the Partnership. Verizon Wireless believes such allocations, which are principally based on total subscribers, are calculated in accordance with the Partnership agreement and are determined using a reasonable method of allocating such costs (see Transactions with Affiliates and Related Parties Note).

Cost of roaming, included in cost of services, reflects costs incurred by the Partnership when customers associated with the Partnership operate and use a network in a service area not associated with the Partnership. The roaming rates with third-party carriers are based on agreements with such carriers. The roaming rates and methodology to determine roaming costs charged to the Partnership by Verizon Wireless are established by Verizon Wireless and reviewed on a periodic basis and may not reflect current market rates (see Transactions with Affiliates and Related Parties Note).

Cost of equipment is recorded upon sale of the related equipment at Verizon Wireless’s cost basis. Inventory is owned by Verizon Wireless until the moment of sale and is not recorded in the financial statements of the Partnership.

Maintenance and repairs

The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to cost of services as these costs are incurred.

Advertising costs

Costs for advertising products and services, as well as other promotional and sponsorship costs, are allocated from Verizon Wireless and are charged to selling, general and administrative expenses in the periods in which they are incurred (see Transactions with Affiliates and Related Parties Note).

Income taxes

The Partnership is treated as a pass-through entity for income tax purposes and therefore, is not subject to federal, state or local income taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax returns of the respective partners.

The Partnership files partnership income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Partnership remains subject to examination by tax authorities for tax years as early as 2016. It is reasonably possible that various current tax examinations could conclude or require reevaluations of the Partnership’s tax positions during this period. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

Due to/from affiliate

Due to/from affiliate principally represents the Partnership’s cash position with Verizon. Verizon manages, on behalf of the Partnership, all operating, investing and financing activities of the Partnership. As such, the change in due to/from affiliate is reflected as a financing activity or an investing activity, respectively, in the statement of cash flows, based on the net position. In addition, cost of equipment and other operating expenses incurred by Verizon Wireless on behalf of the Partnership, as well as property, plant and equipment and wireless license transactions with Verizon Wireless, are charged to the Partnership through this account.

Interest income on due from affiliate and interest expense on due to affiliate are based on the short-term Applicable Federal Rate, which was approximately 2.1% and 2.3% for the years ended December 31, 2019 and 2018, respectively. In previous years, interest expense on due to affiliate balances was based on Verizon Wireless’s average cost of borrowing from Verizon, which was approximately 4.7% in 2017. Interest income on due from affiliate was based on the short term Applicable Federal Rate which was 1.2% in 2017. Included in interest expense, net is interest income of $319, $302 and $162 for the years ended December 31, 2019, 2018 and 2017, respectively, related to due from affiliate.

Allowance for uncollectible accounts

Accounts receivable are recorded in the financial statements at cost, net of an allowance for credit losses, with the exception of indirect-channel device payment plan loans. Allowances for uncollectible accounts receivable, including direct-channel device payment plan agreement receivables, are maintained for estimated losses resulting from the failure or inability of customers to make required payments. Indirect-channel device payment loans are considered financial instruments and are initially recorded at fair value net of imputed interest, and credit losses are recorded as incurred. Loan balances are assessed annually for impairment and an allowance is recorded if the loan is considered impaired.

The allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers. An allowance is recorded to reduce the receivables to the amount that is reasonably believed to be collectible.

Similar to traditional service revenue accounting treatment, direct-channel device payment plan agreement bad debt expense is recorded based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors, including historical write-off experience, credit quality of the customer base and other factors such as macroeconomic conditions. The aging of accounts with device payment plan agreement receivables is monitored and account balances are written-off if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment, and depreciation

Property, plant and equipment is recorded at cost. Property, plant and equipment is depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between the Partnership and Verizon Wireless are recorded at net book value on the date of the transfer with an offsetting entry included in due from affiliate.

Interest expense, if any, associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

Verizon Wireless and the Partnership continue to assess the estimated useful lives of property, plant and equipment and, though the timing and extent of current deployment plans are subject to ongoing analysis and modification, the current estimates of useful lives are believed to be reasonable.

Other assets

Other assets, net primarily includes long-term device payment plan agreement receivables, net of allowances of $110 and $262 at December 31, 2019 and 2018, respectively.

Impairment

All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications of impairment are present, recoverability would be tested by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, the next step would be to determine the fair value of the asset and record an impairment, if any. The useful-life determinations for these long-lived assets are re-evaluated each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

Wireless licenses

Wireless licenses provide the Partnership with the exclusive right to utilize the designated radio frequency spectrum to provide wireless communications services. In addition, Verizon Wireless maintains wireless licenses that provide the Partnership with the right to utilize Verizon Wireless’s designated radio frequency spectrum to provide wireless communications services (see Transactions with Related Parties and Affiliates Note). While licenses are issued for a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Verizon Wireless, have historically occurred routinely and at nominal cost. Moreover, Verizon Wireless determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is re-evaluated each year to determine whether events and circumstances continue to support an indefinite useful life.

The average remaining renewal period of the Partnership’s wireless license portfolio was 8.6 years as of December 31, 2019.

Interest expense, if any, incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses.

The capitalization period ends when the development is discontinued or substantially complete and the license is ready for its intended use.

Wireless license balances are tested for potential impairment annually or more frequently if impairment indicators are present. When evaluating wireless licenses for impairment, Verizon Wireless and the Partnership (to the extent it owns more than one license) aggregate wireless licenses into one single unit of accounting, since they are utilized on an integrated basis. Verizon Wireless allocates to the Partnership, based on a reasonable methodology, any impairment loss recognized by Verizon Wireless for licenses included in Verizon Wireless's national footprint.

In 2019 and 2017, Verizon Wireless performed a qualitative impairment assessment to determine whether it is more likely than not that the fair value of its aggregate wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered, including market transactions, the business enterprise value of Verizon Wireless, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) margin projections), the recent and projected financial performance of Verizon Wireless, as well as other factors.

In 2018, Verizon Wireless performed a quantitative impairment assessment for its aggregate wireless licenses, which consisted of comparing the estimated fair value of its aggregate wireless licenses to the aggregated carrying amount as of the test date.

Verizon Wireless’s impairment assessments in 2019, 2018 and 2017 indicated that the fair value of its wireless licenses exceeded their carrying value and, therefore did not result in an impairment.

In 2019, 2018 and 2017, a qualitative impairment assessment similar to that described for Verizon Wireless was performed for the Partnership’s aggregate wireless licenses which indicated that it is more likely than not that the fair value of the Partnership's wireless licenses remained above the carrying value and, therefore, did not result in an impairment.

Financial instruments

The carrying value of the Partnership’s wireless device payment plan agreement receivables approximates fair value.

Fair value measurements

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs, other than quoted prices, in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy. As of December 31, 2019 and 2018, the Partnership did not have any assets or liabilities measured at fair value on a recurring basis.

Distributions

The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status and financing needs, as determined by the General Partner at the date of the distribution, which are typically made in arrears.

Recently adopted accounting standards

The following Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB), and have been recently adopted by the Partnership.

Description	Date of Adoption	Effect on Financial Statements
ASU 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, Leases (Topic 842)

The FASB issued Topic 842 requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, Topic 842 enables users of financial statements to further understand the amount, timing and uncertainty of cash flows arising from leases. Topic 842 allowed for a modified retrospective application and was early adopted as of the first quarter of 2019. Entities were required to apply the modified retrospective approach: (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented; or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

1/1/2019

The Partnership early adopted Topic 842 beginning on January 1, 2019, using the modified retrospective approach. Upon adoption, the Partnership has recognized and measured leases without revising comparative period information or disclosure. Additionally, the adoption of the standard had a significant impact on the balance sheet due to the recognition of operating lease liabilities, along with operating lease right-of-use-assets

The effect of the changes made to the balance sheet for the adoption of Topic 842 was as follows:

	At December 31,	Adjustments due	At January 1
	2018	to Topic 842	2019
Prepaid expenses and other	$5,997	$(3)	$5,994
Operating lease right-of-use assets	—	28,202	28,202
Other assets - net	5,929	(10)	5,919
Current operating lease liabilities	—	3,929	3,929
Non-current operating lease liabilities	—	27,150	27,150
Deferred rent	19,626	(2,890)	16,736

In addition to the increase to the operating lease liabilities and right-of-use assets, Topic 842 also resulted in reclassifying the presentation of prepaid and deferred rent related to operating leases to operating lease right-of-use assets. The operating lease right-of-use assets amount also includes the balance of any prepaid lease payments, unamortized initial direct costs, and lease incentives.

The Partnership elected the package of practical expedients permitted under the transition guidance within the new standard. Accordingly, the Partnership has adopted these practical expedients and did not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; or (3) capitalization of initial direct costs for an expired or existing lease. In addition, the Partnership has elected the land easement transition practical expedient, and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease.

The Partnership leases network equipment, including towers, distributed antenna systems, and small cells, real estate, connectivity mediums, which include dark fiber; equipment; and other various types of assets for use in operations under operating leases. The Partnership assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the Partnership determines the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use.

For operating leases, the Partnership recognizes a right-of-use asset, which represents the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of an obligation to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that Verizon would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Management uses Verizon's unsecured borrowing rate given that Verizon manages, on behalf of the Partnership, all operating, investing, and financing activities of the Partnership and risk-adjusts that rate to approximate a collateralized rate, which is updated on an annual basis.

In those circumstances where the Partnership is the lessee, the election was made to account for non-lease components associated with leases (e.g., common area maintenance costs) and lease components as a single lease component for substantially all of the asset classes.

Rent expense for operating leases is recognized on a straight-line basis over the term of the lease and is included in either cost of services or selling, general and administrative expenses in the statements of income, based on the use of the facility or equipment on which rent is being paid. Variable rent payments related to operating leases are expensed in the period incurred. The variable lease payments consist of payments dependent on various external indicators, including real estate taxes, common area maintenance charges and utility usage.

Operating leases with a term of 12 months or less are not recorded on the balance sheet; the Partnership recognizes rent expense for these leases on a straight-line basis over the lease term.

See the Leasing Arrangements Note for additional information related to leases, including disclosures required under Topic 842.

Recently issued accounting standards

The following ASU has recently been issued by the FASB.

Description	Date Adoption Required	Effect on Financial Statements
ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued this standard update which requires certain financial assets to be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. An entity will apply the update through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (January 1, 2023). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. Early adoption of this standard is permitted.

1/1/2023

Over the course of 2019, a cross-functional coordinated team has been evaluating the requirements and scoping the possible impacts that this standard update will have on various financial assets, which is expected to include, but is not limited to, the Partnership's device payment plan agreement receivables, service receivables and contract assets. Although the evaluation of the standard update has not yet been finalized, the Partnership does not currently expect the impact of this standard update to be significant to the financial statements. The Partnership anticipates any impact will be primarily related to certain device payment plan agreement receivables.

Subsequent events

Events subsequent to December 31, 2019 have been evaluated through February 26, 2020, the date the financial statements were available to be issued.

During the first quarter of 2020, the Partnership began participating in a financing facility collateralized by device payment plan agreement receivables (collectively, Asset Backed Securities or ABS arrangements). The receivables are sold to a trust and are no longer considered assets of the Partnership. In exchange for the sale of these receivables, the Partnership receives upfront cash proceeds and a beneficial interest, which represents a form of deferred purchase price. The Partnership may receive repayments of beneficial interest in the form of proportional draw downs as well as excess cash collections. As a result of the sale, the Partnership did not recognize a significant gain or loss.

3.REVENUE AND CONTRACT COSTS

The Partnership earns revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment. The Partnership accounts for these revenues under Topic 606 which was early adopted on January 1, 2018, using the modified retrospective approach. Revenue is disaggregated on the statements of income by products and services, which is viewed as the relevant categorization for the Partnership. There are also revenues earned that are not accounted for under Topic 606, including from leasing arrangements (such as those for towers) and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. Revenue from arrangements that were not accounted for under Topic 606 were insignificant to the financial statements for the years ended December 31, 2019 and 2018.

The Partnership applied the new revenue recognition standard to customer contracts not completed at the date of initial adoption. For incomplete contracts that were modified before the date of adoption, the Partnership elected to use the practical expedient available under the modified retrospective method, which allows aggregating the effect of all modifications when identifying satisfied and unsatisfied performance obligations, determining the transaction price and allocating transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods.

Prior to the adoption of Topic 606, the Partnership was required to limit the revenue recognized when a wireless device was sold to the amount of consideration that was not contingent on the provision of future services, which was typically limited to the amount of consideration received from the customer at the time of sale. Under Topic 606, the total consideration in the contract is allocated between wireless equipment and service based on their relative standalone selling prices. This change primarily impacts our arrangements that include sales of wireless devices at subsidized prices in conjunction with a fixed-term plan, also known as the subsidy model, for service. Accordingly, under Topic 606, generally more equipment revenue is recognized upon sale of the equipment to the customer and less service revenue is recognized over the contract term than was previously recognized under the prior "Revenue Recognition" (Topic 605) standard. At the time the equipment is sold, this allocation results in the recognition of a contract asset equal to the difference between the amount of revenue recognized and the amount of consideration received from the customer. Verizon Wireless only offers new fixed-term plans with subsidized equipment pricing to business customers.

Topic 606 also requires the deferral of incremental costs incurred to obtain a customer contract, which are then amortized to expense, as a component of selling, general and administrative expense, over the respective periods of expected benefit. As a result, a significant amount of sales commission costs, which were historically expensed as incurred under previous accounting, relating to contracts to provide wireless services, are now deferred and amortized under Topic 606.

Finally, under Topic 605, at the time of the sale of a device, risk adjusted interest is imputed on the device payment plan agreement receivables. The imputed interest is recorded as a reduction to the related accounts receivable and interest income was recognized over the financed device payment term. Under Topic 606, while there continues to be a financing component in both the fixed-term plans and device payment plans, also known as the installment model. This financing component for customer classes in the direct channels for wireless devices is not significant and therefore interest is no longer imputed for these contracts. This change results in additional revenue recognized upon the sale of wireless devices and no interest income recognized over the device payment term.

A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on certain impacted financial statement line items in the statements of income for the year ended December 31, 2018, is as follows:

		Balances without
		adoption of
	As reported	Topic 606	Adjustments
OPERATING REVENUE
Service revenues	$123,822	$123,949	$(127)
Equipment revenues	9,928	9,269	659
Other	6,865	6,973	(108)
Total Operating Revenues	140,615	140,191	424

OPERATING EXPENSES
Cost of equipment	$10,335	$10,218	$117
Selling, general and administrative	16,327	18,019	(1,692)

NET INCOME	$46,604	$44,605	$1,999

Remaining performance obligations

When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. The Partnership has elected to apply certain practical expedients available under Topic 606, including the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less, which primarily relate to certain month-to-month service contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fee related to the additional services is recognized when the customer exercises the option (typically on a month-to-month basis).

Customer contracts are generally either month-to-month and cancellable at any time (typically under a device payment plan) or contain terms ranging from greater than one month to up to two years (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. When a service contract is longer than one month, the service contract term will generally be two years or less.

The customers also include other telecommunications companies who utilize Verizon Wireless’s network to resell wireless service to their respective end customers. Reseller arrangements occur on a month-to-month basis or include a stated contract term, which generally extends longer than two years. Arrangements with a stated contract term generally include an annual minimum revenue commitment over the term of the contract for which revenues will be recognized in future periods.

Accounts receivable and contract balances

The timing of revenue recognition may differ from the time of billing to customers. Receivables presented in the balance sheet represent an unconditional right to consideration. Contract balances represent amounts from an arrangement when either the performance obligation has been satisfied by transferring goods and/or services to the customer in advance of receiving all or partial consideration for such goods and/or services from the customer, or the customer has made payment in advance of obtaining control of the goods and/or services promised to the customer in the contract.

Contract assets primarily relate to rights to consideration for goods and/or services provided to the customers but for which there is not an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue is allocated between wireless services and equipment revenues, as discussed above. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset is recognized as accounts receivable as wireless services are provided and billed. The right to bill the customer is obtained as service is provided over time, which results in the right to the payment being unconditional. The contract asset balances are presented in the balance sheets as prepaid expenses and other, and other assets - net. Contract assets are assessed for impairment on an annual basis and an impairment charge is recognized to the extent the carrying amount is not recoverable. The impairment charge related to contract assets was insignificant for the years ended December 31, 2019 and 2018. Increases in the contract asset balances were primarily due to new contracts and increases in sales promotions recognized upfront, driven by customer activity related to wireless services, while decreases were due to reclassifications to accounts receivable due to billings on the existing contracts and insignificant impairment charges.

Contract liabilities arise when customers are billed and consideration is received in advance of providing the goods and/or services promised in the contract. The majority of the contract liability at each year end is recognized during the following year as these contract liabilities primarily relate to advanced billing of fixed monthly fees for service that are recognized within the following month when services are provided to the customer. The contract liability balances are presented in the balance sheet as contract liabilities and other, and other liabilities. Increases in contract liabilities were primarily due to increases in sales promotions recognized over time and upfront fees, as well as increases in deferred revenue related to advanced billings, while decreases in contract liabilities were primarily due to the satisfaction of performance obligations related to wireless services.

The balance of receivables from contracts with customers, contract assets and contract liabilities recorded in the balance sheet were as follows:

	At December	At December	At January 1
	31, 2019	31, 2018	2018
Receivables (1)	$4,329	$4,542	$4,004
Device payment plan agreement receivables (2)	4,027	2,597	318
Contract assets	181	131	147
Contract liabilities	3,072	2,813	1,163

(1)	Balances do not include receivables related to the following contracts: leasing arrangements (such as towers) and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent.

(2)	Included in device payment plan agreement receivables presented in Device Payment Plans Note. Balances do not include receivables related to contracts completed prior to January 1, 2018 and receivables derived from the sale of equipment on a device payment plan through an authorized agent.

Contract costs

As discussed in the Significant Accounting Policies Note, Topic 606 requires the recognition of an asset for incremental costs to obtain a customer contract, which is then amortized to expense, over the respective period of expected benefit. The Partnership recognizes a contract asset for incremental commission costs paid to Verizon Wireless personnel and agents in conjunction with obtaining customer contracts. The costs are only deferred when it is determined the commissions are incremental costs that would not have been incurred absent the customer contract and are expected to be recovered. Costs to obtain a contract are amortized and recorded ratably as commission expense over the period representing the transfer of goods or services to which the assets relate. Costs to obtain contracts are amortized over the customers' estimated device upgrade cycle of two to three years, as such costs are typically incurred each time a customer upgrades their equipment.

The amortization periods for the costs incurred to obtain a customer contract is determined at a portfolio level due to the similarities within these customer contract portfolios.

Other costs, such as general costs or costs related to past performance obligations, are expensed as incurred.

Deferred contract costs are classified as current or non-current within prepaid expenses and other, and other assets – net, respectively. The balances of deferred contract costs as of December 31, 2019 and 2018, included in the balance sheet were as follows:

	2019	2018
Assets
Prepaid expenses and other	$3,027	$2,347
Other assets - net	1,824	1,831
Total	$4,851	$4,178

For the years ended December 31, 2019 and 2018, the Partnership recognized expense of $3,126 and $2,161, respectively, associated with the amortization of deferred contract costs, primarily within selling, general and administrative expenses in the statements of income.

Deferred contract costs are assessed for impairment on an annual basis. An impairment charge is recognized to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration expected to be received in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the year ended December 31, 2019 and 2018.

4.WIRELESS DEVICE PAYMENT PLANS

Under the Verizon Wireless device payment program, eligible customers can purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their device payment plan charge is included on their wireless monthly bill. Verizon Wireless only offers fixed-term plans to business customers.

Wireless device payment plan agreement receivables

The following table displays device payment plan agreement receivables, net, that are recognized in the accompanying balance sheets as of December 31, 2019 and 2018.

	2019	2018
Device payment plan agreement receivables, gross	$13,480	$12,335
Unamortized imputed interest	(723)	(582)
Device payment plan agreement receivables, net of unamortized imputed interest	12,757	11,753
Allowance for credit losses	(382)	(863)
Device payment plan agreement receivables, net	$12,375	$10,890

Classified on the balance sheets:
Accounts receivable, net	$8,682	$7,612
Other assets, net	3,693	3,278
Device payment plan agreement receivables, net	$12,375	$10,890

Certain promotions are offered that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, the customer may be provided with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. A liability is recognized for the customer's right to trade-in the device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At December 31, 2019 and 2018, the amount of the trade-in liability was insignificant to the financial statements.

For indirect channel contracts with customers, risk adjusted interest is imputed on the device payment plan agreement receivables. The imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within other revenue in the statements of income, is recognized over the financed device payment term. See Revenue and Contract Costs Note for additional information on financing considerations with respect to direct channel contracts with customers.

When originating device payment plan agreements for consumer customers, Verizon Wireless uses internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to Verizon Wireless or has 45 days or less of customer tenure with Verizon Wireless, the credit decision process relies more heavily on external data sources. If the customer has more than 45 days of customer tenure with Verizon Wireless (an existing customer), the credit decision process relies on a combination of internal and external data sources. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Verizon Wireless uses its internal data and/or credit data obtained from the credit reporting agencies to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless’s proprietary custom credit models, which are empirically derived and demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternative credit data is used for the risk assessment.

Based on the custom credit risk score, Verizon Wireless assigns each customer to a credit class, each of which has specified offers of credit, including an account level spending limit and either a maximum amount of credit allowed per device or a required down payment percentage. During the fourth quarter of 2018, Verizon Wireless moved all consumer customers, new and existing, from a required down payment percentage, between zero and 100%, to a maximum amount of credit per device.

Subsequent to origination, the delinquency and write-off experience is monitored as key credit quality indicators for the portfolio of device payment plan agreement receivables and fixed-term service plans. The extent of collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral-scoring models that analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer-scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. Collection performance results and the credit quality of device payment plan agreement receivables are continuously monitored based on a variety of metrics, including aging. An account is considered to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

At December 31, 2019 and 2018, the balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

	2019	2018
Unbilled	$12,403	$11,485
Billed:
Current	815	641
Past due	262	209
Device payment plan agreement receivables, gross	$13,480	$12,335

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

	2019	2018
Balance at January 1	$863	$1,235
Provision for uncollectible accounts	580	209
Write-offs	(1,061)	(610)
Other	—	29
Balance at December 31	$382	$863

5.PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following at December 31, 2019 and 2018:

	2019	2018
Buildings and improvements (15-45 years)	$30,329	$28,629
Wireless plant and equipment (3-50 years)	124,694	112,398
Furniture, fixtures and equipment (3-10 years)	293	295
Leasehold improvements (5-7 years)	8,277	8,113
	163,593	149,435
Less: accumulated depreciation	(106,225)	(98,401)
Property, plant and equipment, net	$57,368	$51,034

6. LEASING ARRANGEMENTS

Verizon Wireless, on behalf of the Partnership and the Partnership itself enter into various lease arrangements for network equipment, including towers, distributed antenna systems, and small cells; real estate; connectivity mediums, including dark fiber; equipment; and other various types of assets for use in operations. The leases have remaining lease terms ranging from 1 year to 28 years, some of which include options to extend the leases term for up to 25 years, and some of which include options to terminate the leases. For the majority of leases entered into during the current period, the Partnership concluded it is not reasonably certain that the Partnership would exercise the options to extend the lease or terminate the lease. Therefore, as of the lease commencement date, our lease terms generally do not include these options. The Partnership includes options to extend the lease within the lease term when it is reasonably certain that the option will be exercised.

The components of net lease cost were as follows:

		For Year Ended
		December 31,
	Classification	2019
Operating lease cost	Cost of Services	$4,404
Sublease income	Other revenues	(44)
Total net lease cost		$4,360

Supplemental disclosure for the statement of cash flows related to operating leases were as follows:

For Year Ended
December 31, 2019
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of operating lease liabilities	$3,685
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,521

The weighted-average remaining lease term and the weighted-average discount rate of operating leases were as follows:

As of
December 31, 2019
Weighted-average remaining lease term (years)	12
Weighted-average discount rate	4.2%

The Partnership's maturity analysis of operating lease liabilities as of December 31, 2019 were as follows:

Operating leases:	As of
December 31,
Years	2019
2020	$4,433
2021	4,327
2022	4,354
2023	4,384
2024	3,591
2025 and thereafter	19,053
Total operating lease payments	40,142
Less interest	(10,916)
Present value of lease liabilities	29,226
Less current obligations	(3,652)
Long-term obligations	$25,574

As of December 31, 2019, the Partnership has legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. The Partnership has certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.

Disclosures related to Periods Prior to Adoption of Topic 842

Total rent expense under operating leases amounted to $5,514 and $5,229 in 2018 and 2017, respectively.

7.TOWER MONETIZATION TRANSACTION

Prior to 2017, Verizon completed various transactions with unrelated third-parties pursuant to which the counterparties acquired exclusive rights to lease and operate certain Verizon Wireless towers and assumed the interest in the underlying ground leases related to the towers for an upfront cash payment. Under the terms of these arrangements, the counterparties have exclusive rights to lease and operate the towers over a long term period.  In certain arrangements, the counterparty has fixed-price purchase options to acquire the towers based on their fair market values at the end of the lease terms. Verizon Wireless has subleased capacity on the third-party towers for use in its operations.

The Partnership participated in certain of these arrangements and received upfront payments that were accounted for as deferred rental income and as a financing obligation. The deferred rent represents unearned rental income and relates to the portion of the towers for which the right-of-use has passed to the counterparty. The deferred rental income is being recognized on a straight-line basis over the average lease term, which is included in other net changes within the operating section on the statements of cash flows. The financing obligation relates to the portion of the towers that continue to be occupied and used for the Partnership’s network operations. Sublease payments are recorded as repayments of financing obligation within financing activities on the statements of cash flows. The Partnership continues to include the towers in property, plant and equipment, net in the balance sheets and depreciates them accordingly. In addition, the minimum future payments for the ground leases have been included in the Partnership's operating lease commitments (See Leasing Arrangements Note). As part of the rights obtained during the transaction, the counterparty is responsible for the payment of the ground leases, and the Partnership does not expect to be required to make payments unless the counterparty defaults, which the Partnership determined to be remote.

At December 31, 2019 and 2018, the deferred rental income related to the transactions was $16,755 and $17,439, respectively, recorded in deferred rent on the balance sheet.

8.CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2019 and 2018:

	2019	2018

Accounts payable	$4,946	$4,625
Accrued liabilities	329	311
Accounts payable and accrued liabilities	$5,275	$4,936

Contract liabilities and other consists of the following at December 31, 2019 and 2018:

	2019	2018

Contract liabilities	$2,836	$2,510
Customer deposits	(34)	8
Guarantee liability	15	19
Contract liabilities and other	$2,817	$2,537

9.TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed-asset purchases, substantially all of service revenues, equipment revenues, other revenues, cost of services, cost of equipment and selling, general and administrative expenses of the Partnership represent transactions processed by Verizon Wireless on behalf of the Partnership, or represent transactions with affiliates. These transactions consist of: (1) revenues and expenses that pertain to the Partnership, which are processed by Verizon Wireless and directly attributed to or directly charged to the Partnership; (2) roaming revenue when customers of Verizon Wireless outside the Partnership use the network of the Partnership, or roaming cost when customers associated with the Partnership use the network of Verizon Wireless; (3) certain revenues and expenses processed or incurred by Verizon Wireless that are allocated to the Partnership principally based on total subscribers; and (4) service arrangements with Verizon Wireless, where the Partnership has the ability to utilize certain spectrum owned by Verizon Wireless. These transactions do not necessarily represent arm’s-length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a stand-alone basis. Verizon Wireless periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs and selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant, other than the roaming revenue and cost impacts discussed below.

Service revenues

Service revenues include monthly customer billings processed by Verizon Wireless on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2019, 2018 and 2017, roaming revenues were $64,018, $64,466 and $77,223, respectively.  During 2017, Verizon Wireless updated its roaming rates and methodology for determining roaming volumes charged for postpaid, prepaid and reseller roaming revenue, resulting in a net decrease of $954 in roaming revenue as compared to prior periods. Service revenues also include usage and certain revenue reductions, including revenue concessions and bill incentive credits, which are processed by Verizon Wireless, and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless.

Equipment revenues

Equipment revenues include equipment sales processed by Verizon Wireless and specifically identified to the Partnership, as well as certain handset and accessory revenues, and contra-revenues, including equipment concessions and equipment manufacturer rebates, that are processed by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership also recognizes commission revenue on the sale of devices to customers whose service contract is with an affiliate market.

Other revenues

Other revenues include other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of service

Cost of services includes roaming costs relating to customers associated with the Partnership that are roaming in other affiliated markets and switch costs that are incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. For the years ended December 31, 2019, 2018 and 2017 roaming costs were $45,750, $44,586 and $41,335, respectively.  During 2017, Verizon Wireless updated its roaming rates and methodology for determining roaming amounts charged for postpaid, prepaid and reseller roaming cost, resulting in a net decrease of $1,983 to roaming cost as compared to prior periods. Cost of service also includes cost of telecom and long-distance that are incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership also has service arrangements to utilize additional spectrum owned by Verizon Wireless. See Significant Accounting Policies Note for further information regarding these arrangements.

Cost of equipment

Cost of equipment is recorded at Verizon Wireless’s cost basis (see Significant Accounting Policies Note). Cost of equipment includes certain costs related to handsets, accessories and other costs incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless.

Selling, general and administrative

Selling, general and administrative expenses include commissions, customer billing, customer care, and salaries that are specifically identified to the Partnership, as well as costs incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership was allocated $1,523, $1,280 and $1,328 in advertising costs for the years ended December 31, 2019, 2018 and 2017, respectively.

Property, plant and equipment

Property, plant and equipment includes assets purchased by Verizon Wireless and directly charged to the Partnership, as well as assets transferred between Verizon Wireless and the Partnership (see Significant Accounting Policies Note).

Spectrum service agreements

The Partnership has also entered into certain agreements with Verizon Wireless to utilize certain wireless spectrum from Verizon Wireless that overlaps the Texas #17 rural statistical area. Total expense under these wireless spectrum service arrangements amounted to $950, $949 and $935 in 2019, 2018 and 2017, respectively, which is included in cost of service in the statements of income.

Based on the terms of these service agreements as of December 31, 2019, future wireless spectrum service agreement obligations to Verizon Wireless are as follows:

Years	Amount
2020	$952
2021	954
2022	955
2023	957
2024	959
2025 and thereafter	5,199
Total minimum payments	$9,976

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

The Partnership may incur or be allocated a portion of the damages that may result upon adjudication of these matters, if the claimants prevail in their actions. At December 31, 2019 and 2018, the Partnership had no accrual for any pending matters. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2019 cannot be made at this time due to various factors typical in contested proceedings, including: (1) uncertain damage theories and demands; (2) a less-than-complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators and (4) the unpredictable nature of the opposing party and its demands. Verizon Wireless and the Partnership continuously monitor these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

Report of Independent Registered Public Accounting Firm

To the Partners of Pennsylvania RSA No. 6 (II) Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pennsylvania RSA No. 6 (II) Limited Partnership (the Partnership) as of December 31, 2019, the related statements of income, changes in partners’ capital and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

ASU No. 2016-02

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Partnership changed its method of accounting for leases due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments, using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2014.

Orlando, Florida

February 26, 2020

Pennsylvania RSA No. 6(II) Limited Partnership

Balance Sheets - As of December 31, 2019 (Audited) and 2018 (Unaudited)

(Dollars in Thousands)

	2019	2018
ASSETS

CURRENT ASSETS:
Due from affiliate	$6,536	$5,166
Accounts receivable, net of allowances of $247 and $461	22,413	22,867
Prepaid expenses and other	5,731	5,108
Total current assets	34,680	33,141

PROPERTY, PLANT AND EQUIPMENT - NET	18,352	20,437
OPERATING LEASE RIGHT-OF-USE ASSETS	9,328	—
OTHER ASSETS - NET	9,179	9,904
TOTAL ASSETS	$71,539	$63,482

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,303	$5,272
Contract liabilities and other	4,573	4,521
Financing obligation	50	49
Deferred rent	13	13
Current operating lease liabilities	1,982	—
Total current liabilities	11,921	9,855

LONG TERM LIABILITIES:
Financing obligation	421	424
Deferred rent	307	1,208
Non-current operating lease liabilities	8,068	—
Other liabilities	469	556
Total long term liabilities	9,265	2,188
Total liabilities	21,186	12,043

PARTNERS’ CAPITAL
General Partner's interest	25,745	26,300
Limited Partners' interest	24,608	25,139
Total partners' capital	50,353	51,439

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$71,539	$63,482

See notes to financial statements.

Pennsylvania RSA No. 6(II) Limited Partnership

Statements of Income – For the Years Ended December 31, 2019 (Audited), 2018 (Unaudited) and 2017 (Unaudited)

(Dollars in Thousands)

	2019	2018	2017
OPERATING REVENUES:
Service revenues	$107,417	$107,284	$107,517
Equipment revenues	27,286	30,596	27,092
Other revenues	10,408	9,126	8,378
Total operating revenues	145,111	147,006	142,987

OPERATING EXPENSES:
Cost of services (exclusive of depreciation)	54,477	54,011	52,463
Cost of equipment	27,170	30,488	30,823
Depreciation	3,910	3,889	3,480
Selling, general and administrative expense	28,897	28,121	30,270
Total operating expenses	114,454	116,509	117,036

OPERATING INCOME	30,657	30,497	25,951

INTEREST INCOME, NET	207	176	48

NET INCOME	$30,864	$30,673	$25,999

Allocation of Net Income:
General Partner	$15,781	$15,682	$13,292
Limited Partners	$15,083	$14,991	$12,707

See notes to financial statements.

Pennsylvania RSA No. 6(II) Limited Partnership

Statements of Changes in Partners’ Capital – For the Years Ended December 31, 2019 (Audited), 2018 (Unaudited) and 2017 (Unaudited)

(Dollars in Thousands)

	General Partner	Limited Partners
			Consolidated
			Communications	Venus Cellular
	Cellco	Cellco	Enterprise	Telephone	Total Partners’
	Partnership	Partnership	Services, Inc.	Company, Inc.	Capital

BALANCE—January 1, 2017	$22,153	$3,696	$10,255	$7,222	$43,326

Distributions	(12,501)	(2,086)	(5,787)	(4,076)	(24,450)

Net income	13,292	2,218	6,154	4,335	25,999

BALANCE— December 31, 2017	$22,944	$3,828	$10,622	$7,481	$44,875

ASC 606 opening balance sheet adjustment	2,118	353	980	690	4,141

Distributions	(14,444)	(2,410)	(6,687)	(4,709)	(28,250)

Net income	15,682	2,617	7,261	5,113	30,673

BALANCE— December 31, 2018	$26,300	$4,388	$12,176	$8,575	$51,439

Distributions	(16,336)	(2,725)	(7,563)	(5,326)	(31,950)

Net income	15,781	2,633	7,305	5,145	30,864

BALANCE— December 31, 2019	$25,745	$4,296	$11,918	$8,394	$50,353

See notes to financial statements.

Pennsylvania RSA No. 6(II) Limited Partnership

Statements of Cash Flows – For the Years Ended December 31, 2019 (Audited), 2018 (Unaudited) and 2017 (Unaudited)

(Dollars in Thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,864	$30,673	$25,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,910	3,889	3,480
Imputed interest on financing obligation	47	47	46
Provision for uncollectible accounts	549	476	681
Accounts receivable	(95)	(953)	(532)
Prepaid expenses and other and other assets	1	(3,107)	89
Accounts payable and accrued liabilities	75	618	(204)
Contract liabilities and other	52	981	54
Other net changes	(165)	450	219
Net cash provided by operating activities	35,238	33,074	29,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,791)	(6,234)	(6,996)
Fixed asset transfers out	922	2,148	930
Change in due from affiliate	(1,370)	(698)	731
Net cash used in investing activities	(3,239)	(4,784)	(5,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing obligation	(49)	(40)	(47)
Distributions	(31,950)	(28,250)	(24,450)
Net cash used in financing activities	(31,999)	(28,290)	(24,497)

CHANGE IN CASH	-	-	-

CASH—Beginning of year	-	-	-
CASH—End of year	$-	$-	$-

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$90	$135	$150

See notes to financial statements.

Pennsylvania RSA No. 6(II) Limited Partnership

Notes to Financial Statements – For the Years Ended December 31, 2019 (Audited), 2018 (Unaudited) and 2017 (Unaudited)

(Dollars in Thousands)

1.ORGANIZATION AND MANAGEMENT

Pennsylvania RSA No. 6(II) Limited Partnership (the “Partnership”) was formed in 1991. The principal activity of the Partnership is providing cellular service in the Pennsylvania Rural Service Area 6-B2. Under the terms of the partnership agreement, the partnership expires on January 1, 2091.

In accordance with the partnership agreement, Cellco Partnership (“Cellco”), the general partner of the Partnership, is responsible for managing the operations of the Partnership.

The partners and their respective ownership percentages of the Partnership as of December 31, 2019 are as follows:

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

2. SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of estimates

The financial statements are prepared using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for uncollectible accounts, the recoverability of property, plant and equipment and long-lived assets, the incremental borrowing rate for the operating lease liability, and fair values of financial instruments.

Revenue recognition

The Partnership earns revenue from contracts with customers, primarily by providing access to and usage of the Verizon Wireless telecommunications network and selling equipment. These revenues are accounted for under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which the Partnership adopted on January 1, 2018 using the modified retrospective approach. This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard update also amended the guidance for the recognition of costs to obtain customer contracts such that incremental costs of obtaining customer contracts are deferred and amortized consistent with the transfer of the related good or service.

The Partnership also earns revenues that are not accounted for under Topic 606 from leasing arrangements (such as those from towers) and the interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent.

Wireless services are offered through a variety of plans on a postpaid or prepaid basis. For wireless service, the Partnership recognizes revenue using an output method, either as the service allowance units are used or as time elapses, because it reflects the pattern by which the performance obligations are satisfied through the transfer of service to the customer. Monthly service is generally billed in advance, which results in a contract liability. See Revenue and Contract Costs Note for additional information. For postpaid plans where monthly usage exceeds the allowance, the overage usage represents options held by the customer for incremental services and the usage-based fee is recognized when the customer exercises the option (typically on a month-to-month basis).

Equipment revenue related to wireless devices and accessories is generally recognized when the products are delivered to and accepted by the customer, as this is when control passes to the customer. In addition to offering the sale of equipment on a standalone basis, Verizon Wireless has two primary offerings through which customers pay for a wireless device in connection with a service contract: fixed-term plans and device payment plans.

Under a fixed-term plan, the customer is sold the wireless device without any upfront charge or at a discounted price in exchange for entering into a fixed-term service contract (typically for a term of 24 months or less). This plan is currently only offered to business customers.

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

A financing component exists in both fixed-term plans and device payment plans because the timing of the payment for the device, which occurs over the contract term, differs from the satisfaction of the performance obligation, which occurs at contract inception upon transfer of the device to the customer. The significance of the financing component inherent in the fixed-term and device payment plan receivables is periodically assessed at the contract level, based on qualitative and quantitative considerations, related to customer classes. These considerations include assessing the commercial objective of plans, the term and duration of financing provided, interest rates prevailing in the marketplace, and credit risks of customer classes, all of which impact the selection of appropriate discount rates. Based on current facts and circumstances, the financing component in existing direct channel device payments and fixed-term contracts with customers is not significant and therefore is not accounted for separately. See Device Payment Note for additional information on the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent in the indirect channel.

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network. The roaming rates with third-party carriers are based on agreements with such carriers. The roaming rates and methodology to determine roaming revenues charged by the Partnership to Verizon Wireless are established by Verizon Wireless and reviewed on a periodic basis and may not reflect current market rates (see Transactions with Affiliates and Related Parties Note).

Other revenues include non-service revenues such as regulatory fees, cost recovery surcharges, revenues associated with Verizon Wireless’s device protection package, and interest on equipment financed under a device payment plan agreement when sold to the customer by an authorized agent. The Partnership recognizes taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers, which are passed through to the customers, on a net basis.

Wireless contracts

Total contract revenue, which represents the transaction price for service and equipment, is allocated between service and equipment revenue based on their estimated standalone selling prices. The standalone selling price of the device or accessory is estimated to be its retail price, excluding subsidies or conditional purchase discounts. The standalone selling price of service is estimated to be the price that is offered to customers on month-to-month contracts that can be cancelled at any time without penalty (i.e., when there is no fixed-term for service) or when service is procured without the concurrent purchase of a device. In addition, the Partnership also assesses whether the service term is impacted by certain legally enforceable rights and obligations in the contract with customers, such as penalties that a customer would have to pay to early terminate a fixed-term contract or billing credits that would cease if the month-to-month wireless service is canceled. The assessment of these legally enforceable rights and obligations involves judgment and impacts the determination of the transaction price and related disclosures.

From time to time, customers on device payment plans may be offered certain promotions that provide the right to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount and trading in their device in good working order. This trade-in right is accounted for as a guarantee obligation. The full amount of the trade-in right's fair value is recognized as a guarantee liability and results in a reduction to the revenue recognized upon the sale of the device. The guarantee liability was insignificant at December 31, 2019 and 2018. The total transaction price is reduced by the guarantee, which is accounted for outside the scope of Topic 606, and the remaining transaction price is allocated between the performance obligations within the contract.

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

For certain offers that also include third-party service providers, the Partnership evaluates whether the Partnership is acting as the principal or as the agent with respect to the goods or services provided to the customer. This principal versus agent assessment involves judgement and focuses on whether the facts and circumstances of the arrangement indicate that the goods or services were controlled by the Partnership prior to transferring them to the customer. To evaluate if the Partnership has control, various factors are considered including whether the Partnership is primarily responsible for fulfillment, bears risk of loss and has discretion over pricing.

Operating expenses

Operating expenses include expenses directly attributable to the Partnership, as well as an allocation of selling, general and administrative, and other operating expenses incurred by Verizon on behalf of the Partnership. Employees of Verizon provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore, operating expenses include allocated charges of salary and employee benefit costs for the services provided to the Partnership. Verizon Wireless believes such allocations, which are principally based on total subscribers, are calculated in accordance with the Partnership agreement and are determined using a reasonable method of allocating such costs (see Transactions with Affiliates and Related Parties Note).

Cost of roaming, included in cost of services, reflects costs incurred by the Partnership when customers associated with the Partnership operate and use a network in a service area not associated with the Partnership. The roaming rates with third-party carriers are based on agreements with such carriers. The roaming rates and methodology to determine roaming costs charged to the Partnership by Verizon Wireless are established by Verizon Wireless and reviewed on a periodic basis and may not reflect current market rates (see Transactions with Affiliates and Related Parties Note).

Cost of equipment is recorded upon sale of the related equipment at Verizon Wireless’s cost basis. Inventory is owned by Verizon Wireless until the moment of sale and is not recorded in the financial statements of the Partnership.

Maintenance and repairs

The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to cost of services as these costs are incurred.

Advertising costs

Costs for advertising products and services, as well as other promotional and sponsorship costs, are allocated from Verizon Wireless and are charged to selling, general and administrative expenses in the periods in which they are incurred (see Transactions with Affiliates and Related Parties Note).

Income taxes

The Partnership is treated as a pass-through entity for income tax purposes and therefore, is not subject to federal, state or local income taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax returns of the respective partners.

The Partnership files partnership income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Partnership remains subject to examination by tax authorities for tax years as early as 2016. It is reasonably possible that various current tax examinations could conclude or require reevaluations of the Partnership’s tax positions during this period. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

Due to/from affiliate

Due to/from affiliate principally represents the Partnership’s cash position with Verizon. Verizon manages, on behalf of the Partnership, all operating, investing and financing activities of the Partnership. As such, the change in due to/from affiliate is reflected as a financing activity or an investing activity, respectively, in the statement of cash flows, based on the net position. In addition, cost of equipment and other operating expenses incurred by Verizon Wireless on behalf of the Partnership, as well as property, plant and equipment and wireless license transactions with Verizon Wireless, are charged to the Partnership through this account.

Interest income on due from affiliate and interest expense on due to affiliate are based on the short-term Applicable Federal Rate, which was approximately 2.1% and 2.3% for the years ended December 31, 2019 and 2018 respectively. In previous years, interest expense on due to affiliate balances was based on Verizon Wireless’s average cost of borrowing from Verizon, which was approximately 4.7% in 2017. Interest income on due from affiliate was based on the short term Applicable Federal Rate which was 1.2% in 2017. Included in interest income, net is interest income of $237, $207 and $77 for the years ended December 31, 2019, 2018 and 2017, respectively, related to due from affiliate.

Allowance for uncollectible accounts

Accounts receivable are recorded in the financial statements at cost, net of an allowance for credit losses, with the exception of indirect-channel device payment plan loans. Allowances for uncollectible accounts receivable, including direct-channel device payment plan agreement receivables, are maintained for estimated losses resulting from the failure or inability of customers to make required payments. Indirect-channel device payment loans are considered financial instruments and are initially recorded at fair value net of imputed interest, and credit losses are recorded as incurred. Loan balances are assessed annually for impairment and an allowance is recorded if the loan is considered impaired.

The allowance for uncollectible accounts receivable is based on management’s assessment of the collectability of specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers. An allowance is recorded to reduce the receivables to the amount that is reasonably believed to be collectible.

Similar to traditional service revenue accounting treatment, direct-channel device payment plan agreement bad debt expense is recorded based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors, including historical write-off experience, credit quality of the customer base and other factors such as macroeconomic conditions. The aging of accounts with device payment plan agreement receivables is monitored and account balances are written-off if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment, and depreciation

Property, plant and equipment is recorded at cost. Property, plant and equipment is depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between the Partnership and Verizon Wireless are recorded at net book value on the date of the transfer with an offsetting entry included in due from affiliate.

Interest expense, if any, associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

Verizon Wireless and the Partnership continue to assess the estimated useful lives of property, plant and equipment and, though the timing and extent of current deployment plans are subject to ongoing analysis and modification, the current estimates of useful lives are believed to be reasonable.

Other assets

Other assets, net primarily includes long-term device payment plan agreement receivables, net of allowances of $61 and $166 at December 31, 2019 and 2018, respectively.

Impairment

All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications of impairment are present, recoverability would be tested by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, the next step would be to determine the fair value of the asset and record an impairment, if any. The useful-life determinations for these long-lived assets are re-evaluated each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

Wireless licenses

Wireless licenses provide the Partnership with the exclusive right to utilize the designated radio frequency spectrum to provide wireless communications services. In addition, Verizon Wireless maintains wireless licenses that provide the Partnership with the right to utilize Verizon Wireless’s designated radio frequency spectrum to provide wireless communications services (see Transactions with Related Parties and Affiliates Note). While licenses are issued for a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Verizon Wireless, have historically occurred routinely and at nominal cost. Moreover, Verizon Wireless determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is re-evaluated each year to determine whether events and circumstances continue to support an indefinite useful life.

The Partnership owns a wireless license in the rural service area which has no carrying value. The average remaining renewal period of the Partnership’s wireless license portfolio was 0.8 years as of December 31, 2019.

Wireless license balances are tested for potential impairment annually or more frequently if impairment indicators are present. When evaluating wireless licenses for impairment, Verizon Wireless and the Partnership (to the extent it owns more than one license) aggregate wireless licenses into one single unit of accounting, since they are utilized on an integrated basis. Verizon Wireless allocates to the Partnership, based on a reasonable methodology, any impairment loss recognized by Verizon Wireless for licenses included in Verizon Wireless's national footprint.

In 2019 and 2017, Verizon Wireless performed a qualitative impairment assessment to determine whether it is more likely than not that the fair value of its aggregate wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered, including market transactions, the business enterprise value of Verizon Wireless, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) margin projections), the recent and projected financial performance of Verizon Wireless, as well as other factors.

In 2018, Verizon Wireless performed a quantitative impairment assessment for its aggregate wireless licenses, which consisted of comparing the estimated fair value of its aggregate wireless licenses to the aggregated carrying amount as of the test date.

Verizon Wireless’s impairment assessments in 2019, 2018 and 2017 indicated that the fair value of its wireless licenses exceeded their carrying value and, therefore did not result in an impairment.

Financial instruments

The carrying value of the Partnership’s wireless device payment plan agreement receivables approximates fair value.

Fair value measurements

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs, other than quoted prices, in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy. As of December 31, 2019 and 2018, the Partnership did not have any assets or liabilities measured at fair value on a recurring basis.

Distributions

The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status and financing needs, as determined by the General Partner at the date of the distribution, which are typically made in arrears.

Recently adopted accounting standards

The following Accounting Standard Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB), and have been recently adopted by the Partnership.

Description	Date of Adoption	Effect on Financial Statements
ASU 2016-02, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, Leases (Topic 842)

The FASB issued Topic 842 requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, Topic 842 enables users of financial statements to further understand the amount, timing and uncertainty of cash flows arising from leases. Topic 842 allowed for a modified retrospective application and was early adopted as of the first quarter of 2019. Entities were required to apply the modified retrospective approach: (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented; or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

1/1/2019

The Partnership early adopted Topic 842 beginning on January 1, 2019, using the modified retrospective approach. Upon adoption, the Partnership has recognized and measured leases without revising comparative period information or disclosure. Additionally, the adoption of the standard had a significant impact on the balance sheet due to the recognition of operating lease liabilities, along with operating lease right-of-use-assets.

The effect of the changes made to the balance sheet for the adoption of Topic 842 was as follows:

	At December 31,	Adjustments due	At January 1
	2018	to Topic 842	2019
Prepaid expenses and other	$5,108	$(47)	$5,061
Operating lease right-of-use asset	—	10,460	10,460
Other assets - net	9,904	(54)	9,850
Current operating lease liabilities	—	2,161	2,161
Non-current operating lease liabilities	—	9,086	9,086
Deferred rent	1,208	(888)	320

In addition to the increase to the operating lease liabilities and right-of-use assets, Topic 842 also resulted in reclassifying the presentation of prepaid and deferred rent related to operating leases to operating lease right-of-use assets. The operating lease right-of-use assets amount also includes the balance of any prepaid lease payments, unamortized initial direct costs, and lease incentives.

The Partnership elected the package of practical expedients permitted under the transition guidance within the new standard. Accordingly, the Partnership has adopted these practical expedients and did not reassess: (1) whether an expired or existing contract is a lease or contains an embedded lease; (2) lease classification of an expired or existing lease; or (3) capitalization of initial direct costs for an expired or existing lease. In addition, the Partnership has elected the land easement transition practical expedient, and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease.

The Partnership leases network equipment, including towers, distributed antenna systems, and small cells, real estate, connectivity mediums, which include dark fiber; equipment; and other various types of assets for use in operations under operating leases. The Partnership assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the Partnership determines the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use.

For operating leases, the Partnership recognizes a right-of-use asset, which represents the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of an obligation to make payments arising over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that Verizon would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Management uses Verizon's unsecured borrowing rate given that Verizon manages, on behalf of the Partnership, all operating, investing, and financing activities of the Partnership and risk-adjusts that rate to approximate a collateralized rate, which is updated on an annual basis.

In those circumstances where the Partnership is the lessee, the election was made to account for non-lease components associated with leases (e.g., common area maintenance costs) and lease components as a single lease component for substantially all of the asset classes.

Rent expense for operating leases is recognized on a straight-line basis over the term of the lease and is included in either cost of services or selling, general and administrative expenses in the statements of income, based on the use of the facility or equipment on which rent is being paid. Variable rent payments related to operating leases are expensed in the period incurred. The variable lease payments consist of payments dependent on various external indicators, including real estate taxes, common area maintenance charges and utility usage.

Operating leases with a term of 12 months or less are not recorded on the balance sheet; the Partnership recognizes rent expense for these leases on a straight-line basis over the lease term.

See the Leasing Arrangements Note for additional information related to leases, including disclosures required under Topic 842.

Recently issued accounting standards

The following ASU has recently been issued by the FASB.

Description	Date of Adoption	Effect on Financial Statements
ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326)

In June 2016, the FASB issued this standard update which requires certain financial assets to be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. An entity will apply the update through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (January 1, 2023). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. Early adoption of this standard is permitted.

1/1/2023

Over the course of 2019, a cross-functional coordinated team has been evaluating the requirements and scoping the possible impacts that this standard update will have on various financial assets, which is expected to include, but is not limited to, the Partnership's device payment plan agreement receivables, service receivables and contract assets. Although the evaluation of the standard update has not yet been finalized, the Partnership does not currently expect the impact of this standard update to be significant to the financial statements. The Partnership anticipates any impact will be primarily related to certain device payment plan agreement receivables.

Subsequent events

Events subsequent to December 31, 2019 have been evaluated through February 26, 2020, the date the financial statements were available to be issued.

3.   REVENUE AND CONTRACT COSTS

The Partnership earns revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of wireless equipment. The Partnership accounts for these revenues under Topic 606 which was early adopted on January 1, 2018, using the modified retrospective approach. Revenue is disaggregated on the statements of income by products and services, which is viewed as the relevant categorization for the Partnership. There are also revenues earned that are not accounted for under Topic 606, including from leasing arrangements (such as those for towers) and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent. Revenue from arrangements that were not accounted for under Topic 606 were insignificant to the financial statements for the years ended December 31, 2019 and 2018.

The Partnership applied the new revenue recognition standard to customer contracts not completed at the date of initial adoption. For incomplete contracts that were modified before the date of adoption, the Partnership elected to use the practical expedient available under the modified retrospective method, which allows aggregating the effect of all modifications when identifying satisfied and unsatisfied performance obligations, determining the transaction price and allocating transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while amounts reported for prior periods have not been adjusted and continue to be reported under accounting standards in effect for those periods.

Prior to the adoption of Topic 606, the Partnership was required to limit the revenue recognized when a wireless device was sold to the amount of consideration that was not contingent on the provision of future services, which was typically limited to the amount of consideration received from the customer at the time of sale. Under Topic 606, the total consideration in the contract is allocated between wireless equipment and service based on their relative standalone selling prices. This change primarily impacts our arrangements that include sales of wireless devices at subsidized prices in conjunction with a fixed-term plan, also known as the subsidy model, for service. Accordingly, under Topic 606, generally more equipment revenue is recognized upon sale of the equipment to the customer and less service revenue is recognized over the contract term than was previously recognized under the prior "Revenue Recognition" (Topic 605) standard. At the time the equipment is sold, this allocation results in the recognition of a contract asset equal to the difference between the amount of revenue recognized and the amount of consideration received from the customer. Verizon Wireless only offers new fixed-term plans with subsidized equipment pricing to business customers.

Topic 606 also requires the deferral of incremental costs incurred to obtain a customer contract, which are then amortized to expense, as a component of selling, general and administrative expense, over the respective periods of expected benefit. As a result, a significant amount of sales commission costs, which were historically expensed as incurred under previous accounting, relating to contracts to provide wireless services, are now deferred and amortized under Topic 606.

Finally, under Topic 605, at the time of the sale of a device, risk adjusted interest is imputed on the device payment plan agreement receivables. The imputed interest is recorded as a reduction to the related accounts receivable and interest income was recognized over the financed device payment term. Under Topic 606, while there continues to be a financing component in both the fixed-term plans and device payment plans, also known as the installment model. This financing component for customer classes in the direct channels for wireless devices is not significant and therefore interest is no longer imputed for these contracts. This change results in additional revenue recognized upon the sale of wireless devices and no interest income recognized over the device payment term.

A reconciliation of the adjustments from the adoption of Topic 606 relative to Topic 605 on certain impacted financial statement line items in the statements of income for the year ended December 31, 2018 is as follows:

		Balances without
		adoption of
	As reported	Topic 606	Adjustments
OPERATING REVENUE
Service revenue	$107,284	$107,912	$(628)
Equipment revenue	30,596	28,349	2,247
Other	9,126	9,300	(174)
Total Operating Revenues	147,006	145,561	1,445

OPERATING EXPENSES
Cost of equipment	$30,488	$30,331	$157
Selling, general and administrative	28,121	29,578	(1,457)

NET INCOME	$30,673	$27,928	$2,745

Remaining performance obligations

When allocating the total contract transaction price to identified performance obligations, a portion of the total transaction price may relate to service performance obligations which were not satisfied or are partially satisfied as of the end of the reporting period. Below we disclose information relating to these unsatisfied performance obligations. The Partnership has elected to apply certain practical expedients available under Topic 606, including the option to exclude the expected revenues arising from unsatisfied performance obligations related to contracts that have an original expected duration of one year or less, which primarily relate to certain month-to-month service contracts.

Additionally, certain contracts provide customers the option to purchase additional services. The fee related to the additional services is recognized when the customer exercises the option (typically on a month-to-month basis).

Customer contracts are generally either month-to-month and cancellable at any time (typically under a device payment plan) or contain terms ranging from greater than one month to up to two years (typically under a fixed-term plan). Additionally, customers may incur charges based on usage or additional optional services in conjunction with entering into a contract that can be cancelled at any time and therefore are not included in the transaction price. When a service contract is longer than one month, the service contract term will generally be two years or less.

The customers also include other telecommunications companies who utilize Verizon Wireless’s network to resell wireless service to their respective end customers. Reseller arrangements occur on a month-to-month basis or include a stated contract term, which generally extends longer than two years. Arrangements with a stated contract term generally include an annual minimum revenue commitment over the term of the contract for which revenues will be recognized in future periods.

Accounts receivable and contract balances

The timing of revenue recognition may differ from the time of billing to customers. Receivables presented in the balance sheet represent an unconditional right to consideration. Contract balances represent amounts from an arrangement when either the performance obligation has been satisfied by transferring goods and/or services to the customer in advance of receiving all or partial consideration for such goods and/or services from the customer, or the customer has made payment in advance of obtaining control of the goods and/or services promised to the customer in the contract.

Contract assets primarily relate to rights to consideration for goods and/or services provided to the customers but for which there is not an unconditional right at the reporting date. Under a fixed-term plan, the total contract revenue is allocated between wireless services and equipment revenues, as discussed above. In conjunction with these arrangements, a contract asset is created, which represents the difference between the amount of equipment revenue recognized upon sale and the amount of consideration received from the customer. The contract asset is recognized as accounts receivable as wireless services are provided and billed. The right to bill the customer is obtained as service is provided over time, which results in the right to the payment being unconditional. The contract asset balances are presented in the balance sheets as prepaid expenses and other, and other assets - net. Contract assets are assessed for impairment on an annual basis and an impairment charge is recognized to the extent the carrying amount is not recoverable. The impairment charge related to contract assets was insignificant for the years ended December 31, 2019 and 2018. Increases in the contract asset balances were primarily due to new contracts and increases in sales promotions recognized upfront, driven by customer activity related to wireless services, while decreases were due to reclassifications to accounts receivable due to billings on the existing contracts and insignificant impairment charges.

Contract liabilities arise when customers are billed and consideration is received in advance of providing the goods and/or services promised in the contract. The majority of the contract liability at each year end is recognized during the following year as these contract liabilities primarily relate to advanced billing of fixed monthly fees for service that are recognized within the following month when services are provided to the customer. The contract liability balances are presented in the balance sheet as contract liabilities and other, and other liabilities. Increases in contract liabilities were primarily due to increases in sales promotions recognized over time and upfront fees, as well as increases in deferred revenue related to advanced billings, while decreases in contract liabilities were primarily due to the satisfaction of performance obligations related to wireless services.

The balance of receivables from contracts with customers, contract assets and contract liabilities recorded in the balance sheet were as follows:

	At December	At December	At January 1
	31, 2019	31, 2018	2018
Receivables (1)	$5,752	$5,448	$5,555
Device payment plan agreement receivables (2)	15,313	12,272	2,073
Contract assets	761	772	858
Contract liabilities	4,721	4,521	3,445

(1) Balances do not include receivables related to the following contracts: leasing arrangements (such as towers) and the interest on equipment financed on a device payment plan agreement when sold to the customer by an authorized agent.

(2) Included in device payment plan agreement receivables presented in Device Payment Plans Note. Balances do not include receivables related to contracts completed prior to January 1, 2018 and receivables derived from the sale of equipment on a device payment plan through an authorized agent.

Contract costs

As discussed in the Significant Accounting Policies Note, Topic 606 requires the recognition of an asset for incremental costs to obtain a customer contract, which is then amortized to expense, over the respective period of expected benefit. The Partnership recognizes a contract asset for incremental commission costs paid to Verizon Wireless personnel and agents in conjunction with obtaining customer contracts. The costs are only deferred when it is determined the commissions are incremental costs that would not have been incurred absent the customer contract and are expected to be recovered. Costs to obtain a contract are amortized and recorded ratably as commission expense over the period representing the transfer of goods or services to which the assets relate. Costs to obtain contracts are amortized over the customers' estimated device upgrade cycle of two to three years, as such costs are typically incurred each time a customer upgrades their equipment.

The amortization periods for the costs incurred to obtain a customer contract is determined at a portfolio level due to the similarities within these customer contract portfolios.

Other costs, such as general costs or costs related to past performance obligations, are expensed as incurred.

Deferred contract costs are classified as current or non-current within prepaid expenses and other, and other assets – net, respectively. The balances of deferred contract costs as of December 31, 2019 and 2018, included in the balance sheet were as follows:

	2019	2018
Assets
Prepaid expenses and other	$3,481	$2,921
Other assets - net	2,016	2,193
Total	$5,497	$5,114

For the years ended December 31, 2019 and 2018, the Partnership recognized expense of $3,757 and $2,740, respectively associated with the amortization of deferred contract costs, primarily within selling, general and administrative expenses in the statements of income.

Deferred contract costs are assessed for impairment on an annual basis. An impairment charge is recognized to the extent the carrying amount of a deferred cost exceeds the remaining amount of consideration expected to be received in exchange for the goods and services related to the cost, less the expected costs related directly to providing those goods and services that have not yet been recognized as expenses. There have been no impairment charges recognized for the year ended December 31, 2019 and 2018.

4.   WIRELESS DEVICE PAYMENT PLANS

Under the Verizon Wireless device payment program, eligible customers can purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their device payment plan charge is included on their wireless monthly bill. Verizon Wireless only offers fixed-term plans to business customers.

Wireless device payment plan agreement receivables

The following table displays device payment plan agreement receivables, net, that are recognized in the accompanying balance sheets as of December 31, 2019 and 2018.

	2019	2018
Device payment plan agreement receivables, gross	$24,349	$26,018
Unamortized imputed interest	(465)	(1,086)
Device payment plan agreement receivables, net of unamortized imputed interest	23,884	24,932
Allowance for credit losses	(212)	(532)
Device payment plan agreement receivables, net	$23,672	$24,400

Classified on the balance sheets:
Accounts receivable, net	$16,738	$16,982
Other assets, net	6,934	7,418
Device payment plan agreement receivables, net	$23,672	$24,400

Certain promotions are offered that allow a customer to trade in their owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, the customer may be provided with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. A liability is recognized for the customer's right to trade-in the device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At December 31, 2019 and 2018, the amount of the trade-in liability was insignificant to the financial statements.

For indirect channel contracts with customers, risk adjusted interest is imputed on the device payment plan agreement receivables. The imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within other revenue in the statements of income, is recognized over the financed device payment term. See Revenue and Contract Costs Note for additional information on financing considerations with respect to direct channel contracts with customers.

When originating device payment plan agreements for consumer customers, Verizon Wireless uses internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to Verizon Wireless or has 45 days or less of customer tenure with Verizon Wireless, the credit decision process relies more heavily on external data sources. If the customer has more than 45 days of customer tenure with Verizon Wireless (an existing customer), the credit decision process relies on a combination of internal and external data sources. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Verizon Wireless uses its internal data and/or credit data obtained from the credit reporting agencies to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless’s proprietary custom credit models, which are empirically derived and demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternative credit data is used for the risk assessment.

Based on the custom credit risk score, Verizon Wireless assigns each customer to a credit class, each of which has specified offers of credit, including an account level spending limit and either a maximum amount of credit allowed per device or a required down payment percentage. During the fourth quarter of 2018, Verizon Wireless moved all consumer customers, new and existing, from a required down payment percentage, between zero and 100%, to a maximum amount of credit per device.

Subsequent to origination, the delinquency and write-off experience is monitored as key credit quality indicators for the portfolio of device payment plan agreement receivables and fixed-term service plans. The extent of collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral-scoring models that analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer-scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. Collection performance results and the credit quality of device payment plan agreement receivables are continuously monitored based on a variety of metrics, including aging. An account is considered to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

At December 31, 2019 and 2018, the balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

	2019	2018
Unbilled	$22,827	$24,282
Billed:
Current	1,286	1,465
Past due	236	271
Device payment plan agreement receivables, gross	$24,349	$26,018

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

	2019	2018
Balance at January 1	$532	$729
Provision for uncollectible accounts	213	263
Write-offs	(533)	(480)
Other	—	20
Balance at December 31	$212	$532

5.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following at December 31, 2019 and 2018:

	2019	2018
Buildings and improvements (15-45 years)	$10,919	$10,785
Wireless plant and equipment (3-50 years)	37,759	36,506
Furniture, fixtures and equipment (3-10 years)	513	490
Leasehold improvements (5-7 years)	2,993	2,961
	52,184	50,742
Less: accumulated depreciation	(33,832)	(30,305)
Property, plant and equipment, net	$18,352	$20,437

6. LEASING ARRANGEMENTS

Verizon Wireless, on behalf of the Partnership and the Partnership itself enter into various lease arrangements for network equipment, including towers, distributed antenna systems, and small cells; real estate; connectivity mediums, including dark fiber; equipment; and other various types of assets for use in operations. The leases have remaining lease terms ranging from 1 year to 28 years, some of which include options to extend the leases term for up to 25 years, and some of which include options to terminate the leases. For the majority of leases entered into during the current period, the Partnership concluded it is not reasonably certain that the Partnership would exercise the options to extend the lease or terminate the lease. Therefore, as of the lease commencement date, our lease terms generally do not include these options. The Partnership includes options to extend the lease within the lease term when it is reasonably certain that the option will be exercised.

The components of net lease cost were as follows:

		For Year Ended
		December 31,
	Classification	2019
Operating lease cost (1)	Cost of Service Selling, general and administrative expense	$2,304
Variable lease cost (1)	Cost of Service Selling, general and administrative expense	73
Total net lease cost		$2,377

(1) All operating lease costs, including short-term and variable lease costs, are split between cost of services and selling, general and administrative expense in the statements of income based on the use of the facility that the rent is being paid on. See Significant Accounting Policies Note for additional information. Variable lease costs represent payments that are dependent on a rate or index, or on usage of the asset.

Supplemental disclosure for the statement of cash flows related to operating leases were as follows:

For Year Ended
December 31, 2019
Cash Flows from Operating Activities
Cash paid for amounts included in the measurement of operating lease liabilities	$2,247
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$408

The weighted-average remaining lease term and the weighted-average discount rate of operating leases were as follows:

For Year Ended
December 31, 2019
Weighted-average remaining lease term (years)	5
Weighted-average discount rate	3.8%

The Partnership's maturity analysis of operating lease liabilities as of December 31, 2019 were as follows:

Operating leases:	As of
December 31,
Years	2019
2020	$2,312
2021	2,272
2022	2,058
2023	1,908
2024	1,367
2025 and thereafter	1,657
Total operating lease payments	11,574
Less interest	(1,524)
Present value of lease liabilities	10,050
Less current obligations	(1,982)
Long-term obligations	$8,068

As of December 31, 2019, the Partnership has legally obligated lease payments for various other operating leases that have not yet commenced for which the total obligation was not significant. The Partnership has certain rights and obligations for these leases, but have not recognized an operating lease right-of-use asset or an operating lease liability since they have not yet commenced.

Disclosures related to Periods Prior to Adoption of Topic 842

Total rent expense under operating leases amounted to $2,335 and $2,150 in 2018 and 2017, respectively.

7.     TOWER MONETIZATION TRANSACTION

Prior to 2017, Verizon completed various transactions with unrelated third-parties pursuant to which the counterparties acquired exclusive rights to lease and operate certain Verizon Wireless towers and assumed the interest in the underlying ground leases related to the towers for an upfront cash payment. Under the terms of these arrangements, the counterparties have exclusive rights to lease and operate the towers over a long term period.  In certain arrangements, the counterparty has fixed-price purchase options to acquire the towers based on their fair market values at the end of the lease terms. Verizon Wireless has subleased capacity on the third-party towers for use in its operations.

The Partnership participated in certain of these arrangements and received upfront payments that were accounted for as deferred rental income and as a financing obligation. The deferred rental income represents unearned rental income and relates to the portion of the towers for which the right-of-use has passed to the counterparty. The deferred rent is being recognized on a straight-line basis over the average lease term, which is included in other net changes within the operating section on the statements of cash flows. The financing obligation relates to the portion of the towers that continue to be occupied and used for the Partnership’s network operations. Sublease payments are recorded as repayments of financing obligation within financing activities on the statements of cash flows. The Partnership continues to include the towers in property, plant and equipment, net in the balance sheets and depreciates them accordingly. In addition, the minimum future payments for the ground leases have been included in the Partnership's operating lease commitments (See Leasing Arrangements Note). As part of the rights obtained during the transaction, the counterparty is responsible for the payment of the ground leases, and the Partnership does not expect to be required to make payments unless the counterparty defaults, which the Partnership determined to be remote.

At December 31, 2019 and 2018, the deferred rental income related to the transactions was $320 and $333, respectively, recorded in deferred rent on the balance sheet.

8. CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December

31, 2019 and 2018.

	2019	2018

Accounts payable	$4,929	$4,922
Accrued liabilities	374	350
Accounts payable and accrued liabilities	$5,303	$5,272

Contract liabilities and other consists of the following as of December 31, 2019 and 2018:

	2019	2018

Contract liabilities	$4,368	$3,995
Customer deposits	176	491
Guarantee liability	29	35
Contract liabilities and other	$4,573	$4,521

9.  TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed-asset purchases, substantially all of service revenues, equipment revenues, other revenues, cost of services, cost of equipment and selling, general and administrative expenses of the Partnership represent transactions processed by Verizon Wireless on behalf of the Partnership, or represent transactions with affiliates. These transactions consist of: (1) revenues and expenses that pertain to the Partnership, which are processed by Verizon Wireless and directly attributed to or directly charged to the Partnership; (2) roaming revenue when customers of Verizon Wireless outside the Partnership use the network of the Partnership, or roaming cost when customers associated with the Partnership use the network of Verizon Wireless; (3) certain revenues and expenses processed or incurred by Verizon Wireless that are allocated to the Partnership principally based on total subscribers; and (4) service arrangements with Verizon Wireless, where the Partnership has the ability to utilize certain spectrum owned by Verizon Wireless. These transactions do not necessarily represent arm’s-length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a stand-alone basis. Verizon Wireless periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs and selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant, other than the roaming revenue and cost impacts discussed below.

Service revenues

Service revenues include monthly customer billings processed by Verizon Wireless on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2019, 2018 and 2017, roaming revenues were $23,968, $24,457 and $24,618, respectively.  During 2017, Verizon Wireless updated its roaming rates and methodology for determining roaming volumes charged for postpaid, prepaid and reseller roaming revenue, resulting in a net decrease of $5,346 in roaming revenue as compared to prior periods. Service revenues also include usage and certain revenue reductions, including revenue concessions and bill incentive credits, which are processed by Verizon Wireless, and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless.

Equipment revenues

Equipment revenues include equipment sales processed by Verizon Wireless and specifically identified to the Partnership, as well as certain handset and accessory revenues, and contra-revenues, including equipment concessions and equipment manufacturer rebates, that are processed by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership also recognizes commission revenue on the sale of devices to customers whose service contract is with an affiliate market.

Other revenues

Other revenues include other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of service

Cost of services includes roaming costs relating to customers associated with the Partnership that are roaming in other affiliated markets and switch costs that are incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. For the years ended December 31,

2019, 2018 and 2017 roaming costs were $42,535, $42,886 and $40,725, respectively and switch costs were $2,188, $2,659 and $3,003, respectively.  During 2017, Verizon Wireless updated its roaming rates and methodology for determining roaming amounts charged for postpaid, prepaid and reseller roaming cost, resulting in a net decrease of $9,497 to roaming cost as compared to prior periods. Cost of service also includes cost of telecom and long-distance that are incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership also has service arrangements to utilize additional spectrum owned by Verizon Wireless. See Significant Accounting Policies Note for further information regarding these arrangements.

Cost of equipment

Cost of equipment is recorded at Verizon Wireless’s cost basis (see Significant Accounting Policies Note). Cost of equipment includes certain costs related to handsets, accessories and other costs incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless.

Selling, general and administrative

Selling, general and administrative expenses include commissions, customer billing, customer care, and salaries that are specifically identified to the Partnership, as well as costs incurred by Verizon Wireless and allocated to the Partnership based on certain factors deemed appropriate by Verizon Wireless. The Partnership was allocated $2,671, $2,228 and $2,381 in advertising costs for the years ended December 31, 2019, 2018 and 2017, respectively.

Property, plant and equipment

Property, plant and equipment includes assets purchased by Verizon Wireless and directly charged to the Partnership, as well as assets transferred between Verizon Wireless and the Partnership (see Significant Accounting Policies Note).

Spectrum service agreements

The Partnership has also entered into certain agreements with Verizon Wireless to utilize certain wireless spectrum from Verizon Wireless that overlaps the Pennsylvania Rural Service Area 6-B2. Total expense under these wireless spectrum service arrangements amounted to $661, $660 and $659 in 2019, 2018 and 2017, respectively, which is included in cost of service in the statements of income.

Based on the terms of these service agreements as of December 31, 2019, future wireless spectrum service agreement obligations to Verizon Wireless are as follows:

Years	Amount

2020	$662
2021	662
2022	663
2023	664
2024	665
2025 and thereafter	3,745
Total minimum payments	$7,061

10. CONTINGENCIES

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

The Partnership may incur or be allocated a portion of the damages that may result upon adjudication of these matters, if the claimants prevail in their actions. At December 31, 2019 and 2018, the Partnership had no accrual for any pending matters. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2019 cannot be made at this time due to various factors typical in contested proceedings, including: (1) uncertain damage theories and demands; (2) a less-than-complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators and (4) the unpredictable nature of the opposing party and its demands. Verizon Wireless and the Partnership continuously monitor these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.