Form 10-Q
period 2020-03-31
Consolidated Communications Holdings, Inc.
filed 2020-05-01
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer     Accelerated filer X

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

Yes No X

On April 27, 2020, the registrant had 73,041,782 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended
	March 31,
	2020	2019
Net revenues	$325,662	$338,649

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	137,755	148,319
Selling, general and administrative expenses	67,817	74,367
Depreciation and amortization	82,738	99,243
Income from operations	37,352	16,720

Other income (expense):
Interest expense, net of interest income	(32,095)	(34,283)
Gain on extinguishment of debt	234	—
Investment income	10,579	8,601
Other, net	4,594	(1,369)
Income (loss) before income taxes	20,664	(10,331)

Income tax expense (benefit)	5,041	(3,145)

Net income (loss)	15,623	(7,186)
Less: net income attributable to noncontrolling interest	76	79
Net income (loss) attributable to common shareholders	$15,547	$(7,265)

Net income (loss) per basic and diluted common shares attributable to common shareholders	$0.22	$(0.11)

Dividends declared per common share	$—	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended
	March 31,
	2020	2019

Net income (loss)	$15,623	$(7,186)
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service cost to earnings, net of tax	336	1,026
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(11,944)	(6,689)
Cumulative adjustment upon adoption of ASU 2017-12	—	(576)
Reclassification of realized loss (gain) to earnings	1,608	(207)
Comprehensive income (loss)	5,623	(13,632)
Less: comprehensive income attributable to noncontrolling interest	76	79
Total comprehensive income (loss) attributable to common shareholders	$5,547	$(13,711)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$14,139	$12,395
Accounts receivable, net of allowance for credit losses	122,340	120,016
Income tax receivable	4,174	2,669
Prepaid expenses and other current assets	45,175	41,787
Total current assets	185,828	176,867

Property, plant and equipment, net	1,806,945	1,835,878
Investments	113,197	112,717
Goodwill	1,035,274	1,035,274
Customer relationships, net	151,407	164,069
Other intangible assets	10,557	10,557
Other assets	51,925	54,915
Total assets	$3,355,133	$3,390,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,902	$30,936
Advance billings and customer deposits	47,224	45,710
Accrued compensation	56,105	57,069
Accrued interest	14,945	7,874
Accrued expense	73,776	75,406
Current portion of long-term debt and finance lease obligations	25,722	27,301
Total current liabilities	237,674	244,296

Long-term debt and finance lease obligations	2,209,748	2,250,677
Deferred income taxes	174,489	173,027
Pension and other post-retirement obligations	293,145	302,296
Other long-term liabilities	86,418	72,730
Total liabilities	3,001,474	3,043,026

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 73,041,782 and 71,961,045 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	731	720
Additional paid-in capital	493,125	492,246
Accumulated deficit	(55,775)	(71,217)
Accumulated other comprehensive loss, net	(90,868)	(80,868)
Noncontrolling interest	6,446	6,370
Total shareholders’ equity	353,659	347,251
Total liabilities and shareholders’ equity	$3,355,133	$3,390,277

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2018	71,187	$712	$513,070	$(50,834)	$(53,212)	$5,918	$415,654
Cash dividends on common stock	—	—	(27,356)	(576)	—	—	(27,932)
Shares issued under employee plan, net of forfeitures	923	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	1,498	—	—	—	1,498
Other comprehensive income (loss)	—	—	—	—	(6,446)	—	(6,446)
Cumulative adjustment: adoption of ASU 2017-12	—	—	—	576	—	—	576
Net income (loss)	—	—	—	(7,265)	—	79	(7,186)
Balance at March 31, 2019	72,110	$721	$487,203	$(58,099)	$(59,658)	$5,997	$376,164

Balance at December 31, 2019	71,961	$720	$492,246	$(71,217)	$(80,868)	$6,370	$347,251
Shares issued under employee plan, net of forfeitures	1,081	11	(11)	—	—	—	—
Non-cash, share-based compensation	—	—	890	—	—	—	890
Other comprehensive income (loss)	—	—	—	—	(10,000)	—	(10,000)
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(105)	—	—	(105)
Net income (loss)	—	—	—	15,547	—	76	15,623
Balance at March 31, 2020	73,042	$731	$493,125	$(55,775)	$(90,868)	$6,446	$353,659

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$15,623	$(7,186)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,738	99,243
Cash distributions from wireless partnerships less than current earnings	(307)	(1,118)
Pension and post-retirement contributions in excess of expense	(8,571)	(5,980)
Stock-based compensation expense	890	1,498
Amortization of deferred financing costs	1,196	1,213
Gain on extinguishment of debt	(234)	—
Other, net	(4,138)	397
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	1,204	810
Income tax receivable	5,024	(3,227)
Prepaid expenses and other assets	(1,826)	(2,419)
Accounts payable	(11,034)	(6,497)
Accrued expenses and other liabilities	4,425	(1,737)
Net cash provided by operating activities	84,990	74,997

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(42,389)	(53,394)
Proceeds from sale of assets	2,187	865
Proceeds from sale of investments	426	329
Net cash used in investing activities	(39,776)	(52,200)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	51,000
Payment of finance lease obligations	(2,674)	(3,507)
Payment on long-term debt	(46,588)	(45,588)
Repurchase of senior notes	(4,208)	—
Dividends on common stock	—	(27,577)
Net cash used in financing activities	(43,470)	(25,672)
Change in cash and cash equivalents	1,744	(2,875)
Cash and cash equivalents at beginning of period	12,395	9,599
Cash and cash equivalents at end of period	$14,139	$6,724

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

Leveraging our advanced fiber network spanning more than 37,500 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of March 31, 2020, we had approximately 821,000 voice connections, 786,000 data connections and 83,000 video connections.

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2019 Annual Report on Form 10-K filed with the SEC.

Recent Developments

We are closely monitoring the impact on our business of the current outbreak of a novel strain of coronavirus (“COVID-19”).  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers.  While we have not seen a significant adverse impact to our financial results from COVID-19 to date, if the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act includes, among other things, deferral of certain employer payroll tax payments, the delay in payment of minimum required pension contributions due in 2020 until January 1, 2021 and certain income tax law changes including modifications to the net interest deduction limitations.  In April 2020, we began deferring the payment of the employer portion of Social Security taxes and estimate that approximately $4.2 million for employer payroll tax payments otherwise due in the second quarter of 2020 will be deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  At this time, we have elected not to delay the payment of our minimum required pension contributions due in 2020 and the potential deferral of employer payroll tax payments for future quarters in 2020 will continued to be assessed based on the extent of the future impacts of COVID-19 on our business.  The CARES Act is not expected to have a material impact on our consolidated financial statements.

Accounts Receivable and Allowance for Credit Losses

Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments, using the modified retrospective method.  The adoption of the new standard did not result in a material impact to the Company.  As part of the adoption, we recorded a cumulative effect adjustment of $0.1 million, net of tax, to opening retained earnings during the quarter ended March 31, 2020.  The following disclosures have been made in accordance with ASU 2016-13.

Accounts receivable (“AR”) consists primarily of amounts due to the Company from normal business activities.  We maintain an allowance for credit losses (“ACL”) based on our historical loss experience, current conditions and forecasted changes including but not limited to changes related to the economy, our industry and business.  Uncollectible accounts are written-off (removed from AR and charged against the ACL) when internal collection efforts have been unsuccessful.  Subsequently, if payment is received from the customer, the recovery is credited to the ACL.

The following table summarizes the activity in ACL for the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,
(In thousands)	2020	2019
Balance at beginning of year	$4,549	$4,421
Cumulative adjustment upon adoption of ASU 2016-13	144	—
Provision charged to expense	2,083	2,608
Write-offs, less recoveries	(1,814)	(2,233)
Balance at end of year	$4,962	$4,796

Recent Accounting Pronouncements

Effective January 1, 2020, we adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, using the modified retrospective method.  ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts.  For additional information on the adoption of the new standard and the impact to our condensed consolidated financial statements and related disclosures, refer to the Accounts Receivable and Allowance for Credit Losses section above.

Effective January 1, 2020, we adopted ASU No. 2018-15 (“ASU 2018-15”), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 provides guidance on accounting for costs of implementation activities in a cloud computing arrangement that is a service contract. The new guidance will be applied prospectively. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04 (“ASU 2020-04”), Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance is effective upon issuance through December 31, 2022. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In November 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”), Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions and adding certain requirements to the general framework in ASC 740, Income Taxes. The new guidance is effective for annual periods beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2020 and 2019:

	Quarter Ended
	March 31,
(In thousands)	2020	2019
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$89,572	$88,126
Voice services	45,720	48,070
Other	11,712	15,176
	147,004	151,372
Consumer:
Broadband (VoIP and Data)	64,076	63,085
Video services	19,131	20,736
Voice services	43,176	45,879
	126,383	129,700
Subsidies	18,454	18,159
Network access	31,465	36,591
Other products and services	2,356	2,827
Total operating revenues	$325,662	$338,649

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	March 31,
(In thousands)	2020	2019
Accounts receivable, net	$122,340	$132,326
Contract assets	19,704	13,897
Contract liabilities	52,905	55,212

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the quarters ended March 31, 2020 and 2019, the Company recognized expense of $2.1 million and $1.2 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended March 31, 2020 and 2019, the Company deferred and recognized revenues of $111.2 million and $94.0 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2020.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended
	March 31,
(In thousands, except per share amounts)	2020	2019
Net income (loss)	$15,623	$(7,186)
Less: net income attributable to noncontrolling interest	76	79
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	15,547	(7,265)
Less: earnings allocated to participating securities	247	457
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$15,300	$(7,722)

Weighted-average number of common shares outstanding	71,153	70,813

Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.22	$(0.11)

Diluted EPS attributable to common shareholders for the quarters ended March 31, 2020 and 2019 excludes 1.1 million and 0.7 million potential common shares, respectively, that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect.

4.  INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Cash surrender value of life insurance policies	$2,699	$2,474
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,882	8,910
Other	273	298
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	20,399	20,162
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,620	7,658
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	28,924	28,815
Totals	$113,197	$112,717

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No indictors of impairment existed for any of the investments during the quarters ended March 31, 2020 or 2019.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended March 31, 2020 and 2019, we received cash distributions from these partnerships totaling $5.3 million and $3.3 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  Income is recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions are recorded as a reduction in our investment.  For the quarters ended March 31, 2020 and 2019, we received cash distributions from these partnerships totaling $4.8 million and $4.0 million, respectively.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 were as follows:

		As of March 31, 2020
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(3,049)	$—	$(3,049)	$—
Long-term interest rate swap liabilities	(38,209)	—	(38,209)	—
Total	$(41,258)	$—	$(41,258)	$—

		As of December 31, 2019
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(2,565)	$—	$(2,565)	$—
Long-term interest rate swap liabilities	(24,960)	—	(24,960)	—
Total	$(27,525)	$—	$(27,525)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020		As of December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,221,567	$1,943,100	$2,262,111	$2,125,497

Cost & Equity Method Investments

Our investments as of March 31, 2020 and December 31, 2019 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Senior secured credit facility:
Term loans, net of discounts of $5,250 and $5,604 at March 31, 2020 and December 31, 2019, respectively	$1,774,875	$1,779,109
Revolving loan	8,000	40,000
6.50% Senior notes due 2022, net of discount of $1,817 and $1,998 at March 31, 2020 and December 31, 2019, respectively	438,692	443,002
Finance leases	21,345	24,019
	2,242,912	2,286,130
Less: current portion of long-term debt and finance leases	(25,722)	(27,301)
Less: deferred debt issuance costs	(7,442)	(8,152)
Total long-term debt	$2,209,748	$2,250,677

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of March 31, 2020, the borrowing margin for the three month period ending June 30, 2020 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2020, alternate base rate borrowings of $8.0 million were outstanding under the revolving credit facility. At December 31, 2019, borrowings of $40.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $30.0 million and alternate base rate borrowings of $10.0 million.  Stand-by letters of credit of $18.6 million were outstanding under our revolving credit facility as of March 31, 2020.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2020, $83.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.01% and 4.80% as of March 31, 2020 and December 31, 2019, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of March 31, 2020, our total net leverage ratio under the Credit Agreement was 4.28:1.00 and our interest coverage ratio was 3.74:1.00.  As of March 31, 2020, we were in compliance with the Credit Agreement covenants.

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

During the quarter ended March 31, 2020, we repurchased $4.5 million of the aggregate principal amount of the Senior Notes. In connection with the partial repurchase of the Senior Notes, we paid $4.2 million and recognized a gain on extinguishment of debt of $0.2 million during the quarter ended March 31, 2020.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  As of March 31, 2020, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

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

The following interest rate swaps were outstanding as of March 31, 2020:

	Notional
(In thousands)	Amount	2020 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(3,049)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(27,525)
Forward starting fixed to 1-month floating LIBOR (with floor)	$705,000	Other long-term liabilities	(10,684)
Total Fair Values			$(41,258)

Our interest rate swap agreements mature on various dates between July 2020 and July 2023.  The forward-starting interest rate swap agreement has a term of one year and becomes effective in July 2020.

The following interest rate swaps were outstanding as of December 31, 2019:

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

As of March 31, 2020 and December 31, 2019, the total pre-tax unrealized loss related to our interest rate swap agreements included in AOCI was $(36.5) million and $(22.5) million, respectively.  From the balance in AOCI as of March 31, 2020, we expect to recognize a loss of approximately $18.8 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended
	March 31,
(In thousands)	2020	2019
Unrealized loss recognized in AOCI, pretax	$(16,152)	$(9,053)
Deferred (loss) gain reclassified from AOCI to interest expense	$(2,175)	$280

8. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the quarters ended March 31, 2020 and 2019, we did not enter into any such arrangements.

9. EQUITY

Dividends

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2020 and 2019:

	Quarter Ended
	March 31,
(In thousands)	2020	2019
Restricted stock	$848	$927
Performance shares	42	571
Total	$890	$1,498

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2020, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $17.7 million and will be recognized over a weighted-average period of approximately 1.8 years.

The following table summarizes the RSA and PSA activity for the quarter ended March 31, 2020:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2019	532,445	$11.58	275,995	$13.29
Shares granted	847,809	$6.31	240,669	$9.86
Shares forfeited, cancelled or retired	(4,579)	$11.29	(3,162)	$12.62
Non-vested shares outstanding - March 31, 2020	1,375,675	$8.21	513,502	$11.40

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three-month period ended March 31, 2020:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2019	$(64,316)	$(16,552)	$(80,868)
Other comprehensive loss before reclassifications	—	(11,944)	(11,944)
Amounts reclassified from accumulated other comprehensive loss	336	1,608	1,944
Net current period other comprehensive income (loss)	336	(10,336)	(10,000)
Balance at March 31, 2020	$(63,980)	$(26,888)	$(90,868)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters ended March 31, 2020 and 2019:

	Quarter Ended March 31,		Affected Line Item in the
(In thousands)	2020	2019	Statement of Income
Amortization of pension and post-retirement items:
Prior service cost	$(442)	$(798)	(a)
Actuarial loss	(12)	(595)	(a)
	(454)	(1,393)	Total before tax
	118	367	Tax benefit
	$(336)	$(1,026)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$(2,175)	$280	Interest expense
	567	(73)	Tax benefit (expense)
	$(1,608)	$207	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 10 for further discussion regarding our pension and other post-retirement benefit plans.

10. PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor qualified defined benefit pension plans that are non-contributory covering substantially all of our hourly employees under collective bargaining agreements who fulfill minimum age and service requirements and certain salaried employees.  The defined benefit pension plans are closed to all new entrants. In November 2018, a defined benefit pension plan was amended to freeze benefit accruals under the cash balance benefit plan for certain participants under collective bargaining agreements effective as of March 31, 2019. Consequently, as of April 1, 2019 all of our defined benefit pension plans are now frozen to all current employees, and no additional monthly pension benefits will accrue under those plans.

We also have non-qualified supplemental retirement plans (the “Supplemental Plans” and, together with the defined benefit pension plans, the “Pension Plans”).  The Supplemental Plans provide supplemental retirement benefits to certain former employees by providing for incremental pension payments to partially offset the reduction of the amount that would have been payable under the qualified defined benefit pension plans if it were not for limitations imposed by federal income tax regulations. The Supplemental Plans are frozen so that no person is eligible to become a new participant. These plans are unfunded and have no assets.  The benefits paid under the Supplemental Plans are paid from the general operating funds of the Company.

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters ended March 31, 2020 and 2019:

	Quarter Ended
	March 31,
(In thousands)	2020	2019
Service cost	$—	$11
Interest cost	6,520	7,661
Expected return on plan assets	(8,645)	(8,671)
Net amortization loss	311	703
Net prior service cost amortization	30	30
Net periodic pension benefit	$(1,784)	$(266)

The components of net periodic pension benefit other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters ended March 31, 2020 and 2019:

	Quarter Ended
	March 31,
(In thousands)	2020	2019
Service cost	$258	$117
Interest cost	884	1,144
Expected return on plan assets	(46)	(43)
Net amortization gain	(299)	(108)
Net prior service cost amortization	412	768
Net periodic post-retirement benefit cost	$1,209	$1,878

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $24.0 million to our Pension Plans and $8.9 million to our Post-retirement Plans in 2020.  As of March 31, 2020, we have contributed $5.8 million and $2.2 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.  Under the CARES Act, the payment of minimum required pension contributions due in 2020 may be delayed until January 1, 2021.  On April 15, 2020, we made our scheduled quarterly contribution of $4.4 million to the Pension Plan. We are continuing to monitor and assess whether to elect the deferral until January 1, 2021 of the remaining required pension contributions due in 2020 based on the future impacts of COVID-19 on our business.

11. INCOME TAXES

Our unrecognized tax benefits as of March 31, 2020 and December 31, 2019 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of March 31, 2020 and December 31, 2019.  We do not expect any material change in our unrecognized tax benefits during the remainder of 2020.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of March 31, 2020, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

Our effective tax rate was 24.4% and 30.4% for the quarters ended March 31, 2020 and 2019, respectively. The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

As of March 31, 2020, the CARES Act did not have a material impact on the Company's income tax positions. We will continue to evaluate the impact of enacted and future legislation.

12.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

Access Charges

In 2014, Sprint Communications Company L.P. (“Sprint”) along with MCI Communications Services, Inc. and Verizon Select Services Inc. (collectively, “Verizon”) filed lawsuits against certain subsidiaries of the Company including FairPoint Communications, Inc. (“FairPoint”) and many other Local Exchange Carriers (collectively, “LECs”) throughout the country challenging the switched access charges LECs assessed Sprint and Verizon, as interexchange carriers (“IXCs”), for certain calls originating from or terminating to mobile devices that are routed to or from these LECs through these IXCs.  The plaintiffs’ position is based on their interpretation of federal law, among other things, and they are seeking refunds of past access charges paid for such calls.  The disputed amounts total $4.8 million and cover periods dating back as far as 2006.  CenturyLink, Inc. and its LEC subsidiaries (collectively “CenturyLink”), requested that the U.S. Judicial Panel on Multidistrict Litigation (the “Panel”), which has the authority to transfer the pretrial proceedings to a single court for multiple civil cases involving common questions of fact, transfer and consolidate these cases in one court.  The Panel granted CenturyLink’s request and ordered that these cases be transferred to and centralized in the U.S. District Court for the Northern District of Texas (the “U.S. District Court”).

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

In May 2017, we entered into an agreement to guarantee any potential liabilities to the DOR up to $5.0 million.  We believe that certain of the DOR’s findings regarding CCPA’s and CCES’s additional tax liabilities for the tax years 2008 through 2016, for which we have filed appeals, continue to lack merit.  However, in January 2018, CCES and CCPA submitted initial settlement offers to the Pennsylvania Office of Attorney General proposing to settle the intrastate and interstate cases at reduced tax liabilities for the tax years 2008 through 2013.  The settlement offers were subject to negotiation with the Commonwealth of Pennsylvania, with final approvals required from the Pennsylvania Office of Attorney General and DOR.  The approvals have been obtained and the necessary settlement documents drafted for our review.  The Commonwealth Court of Pennsylvania imposed a deadline in the fourth quarter of 2019 for the parties to finalize their agreement and file stipulations for judgment.  Stipulations for judgment and directions to satisfy for the 2008 through 2013 tax years, except for the 2010 CCPA appeals, were filed in the fourth quarter of 2019, bringing the appeals to a conclusion.  The settlement resulted in a payment from us to the DOR of $2.1 million, which the Company previously reserved for.  While we continue to believe a settlement of all remaining disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

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

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of March 31, 2020 and December 31, 2019, condensed consolidating statements of operations for the quarters ended March 31, 2020 and 2019 and condensed consolidating statements of cash flows for the three-month periods ended March 31, 2020 and 2019 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	March 31, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$14,136	$3	$—	$—	$14,139
Accounts receivable, net	—	76	115,840	6,424	—	122,340
Income taxes receivable	8,609	4,006	—	—	(8,441)	4,174
Prepaid expenses and other current assets	89	—	44,995	180	(89)	45,175
Total current assets	8,698	18,218	160,838	6,604	(8,530)	185,828

Property, plant and equipment, net	—	—	1,742,114	64,831	—	1,806,945

Intangibles and other assets:
Investments	—	9,064	104,133	—	—	113,197
Investments in subsidiaries	3,553,744	3,549,345	17,372	—	(7,120,461)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	151,407	—	—	151,407
Other intangible assets	—	—	1,470	9,087	—	10,557
Advances due to/from affiliates, net	—	2,238,012	940,841	117,801	(3,296,654)	—
Deferred income taxes	81,425	9,302	—	—	(90,727)	—
Other assets	—	—	51,449	476	—	51,925
Total assets	$3,643,867	$5,823,941	$4,138,717	$264,980	$(10,516,372)	$3,355,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$19,902	$—	$—	$19,902
Advance billings and customer deposits	—	—	45,890	1,334	—	47,224
Accrued compensation	—	—	55,288	817	—	56,105
Accrued interest	—	14,518	427	—	—	14,945
Accrued expense	—	3,050	69,609	1,206	(89)	73,776
Income tax payable	—	—	7,636	805	(8,441)	—
Current portion of long term debt and finance lease obligations	—	18,350	7,223	149	—	25,722
Total current liabilities	—	35,918	205,975	4,311	(8,530)	237,674

Long-term debt and finance lease obligations	—	2,195,775	13,946	27	—	2,209,748
Advances due to/from affiliates, net	3,296,654	—	—	—	(3,296,654)	—
Deferred income taxes	—	—	241,061	24,155	(90,727)	174,489
Pension and postretirement benefit obligations	—	—	278,279	14,866	—	293,145
Other long-term liabilities	—	38,504	47,130	784	—	86,418
Total liabilities	3,296,654	2,270,197	786,391	44,143	(3,395,911)	3,001,474
Shareholders’ equity:
Common Stock	731	—	17,411	30,000	(47,411)	731
Other shareholders’ equity	346,482	3,553,744	3,328,469	190,837	(7,073,050)	346,482
Total Consolidated Communications Holdings, Inc. shareholders’ equity	347,213	3,553,744	3,345,880	220,837	(7,120,461)	347,213
Noncontrolling interest	—	—	6,446	—	—	6,446
Total shareholders’ equity	347,213	3,553,744	3,352,326	220,837	(7,120,461)	353,659
Total liabilities and shareholders’ equity	$3,643,867	$5,823,941	$4,138,717	$264,980	$(10,516,372)	$3,355,133

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$12,387	$8	$—	$—	$12,395
Accounts receivable, net	—	78	112,415	7,523	—	120,016
Income taxes receivable	1,812	—	791	66	—	2,669
Prepaid expenses and other current assets	—	—	41,431	356	—	41,787
Total current assets	1,812	12,465	154,645	7,945	—	176,867

Property, plant and equipment, net	—	—	1,770,187	65,691	—	1,835,878

Intangibles and other assets:
Investments	—	8,863	103,854	—	—	112,717
Investments in subsidiaries	3,547,466	3,520,346	17,165	—	(7,084,977)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	164,069	—	—	164,069
Other intangible assets	—	—	1,470	9,087	—	10,557
Advances due to/from affiliates, net	—	2,289,433	893,394	113,473	(3,296,300)	—
Deferred income taxes	86,447	5,661	—	—	(92,108)	—
Other assets	1,506	—	52,887	522	—	54,915
Total assets	$3,637,231	$5,836,768	$4,126,764	$262,899	$(10,473,385)	$3,390,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$30,936	$—	$—	$30,936
Advance billings and customer deposits	—	—	44,436	1,274	—	45,710
Accrued compensation	—	—	56,356	713	—	57,069
Accrued interest	—	7,523	351	—	—	7,874
Accrued expense	50	2,565	71,659	1,132	—	75,406
Current portion of long term debt and finance lease obligations	—	18,350	8,808	143	—	27,301
Total current liabilities	50	28,438	212,546	3,262	—	244,296

Long-term debt and finance lease obligations	—	2,235,609	15,001	67	—	2,250,677
Advances due to/from affiliates, net	3,296,300	—	—	—	(3,296,300)	—
Deferred income taxes	—	—	240,983	24,152	(92,108)	173,027
Pension and postretirement benefit obligations	—	—	285,832	16,464	—	302,296
Other long-term liabilities	—	25,255	46,656	819	—	72,730
Total liabilities	3,296,350	2,289,302	801,018	44,764	(3,388,408)	3,043,026
Shareholders’ equity:
Common Stock	720	—	17,411	30,000	(47,411)	720
Other shareholders’ equity	340,161	3,547,466	3,301,965	188,135	(7,037,566)	340,161
Total Consolidated Communications Holdings, Inc. shareholders’ equity	340,881	3,547,466	3,319,376	218,135	(7,084,977)	340,881
Noncontrolling interest	—	—	6,370	—	—	6,370
Total shareholders’ equity	340,881	3,547,466	3,325,746	218,135	(7,084,977)	347,251
Total liabilities and shareholders’ equity	$3,637,231	$5,836,768	$4,126,764	$262,899	$(10,473,385)	$3,390,277

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended March 31, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$317,054	$11,662	$(3,054)	$325,662
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	137,034	3,669	(2,948)	137,755
Selling, general and administrative expenses	1,078	—	64,846	1,999	(106)	67,817
Depreciation and amortization	—	—	80,258	2,480	—	82,738
Operating income (loss)	(1,078)	—	34,916	3,514	—	37,352
Other income (expense):
Interest expense, net of interest income	(25)	(31,554)	(526)	10	—	(32,095)
Intercompany interest income (expense)	—	14,727	(14,711)	(16)	—	—
Gain on extinguishment of debt	—	234	—	—	—	234
Investment income	—	202	10,377	—	—	10,579
Equity in earnings of subsidiaries, net	16,383	28,769	207	—	(45,359)	—
Other, net	—	—	4,538	56	—	4,594
Income (loss) before income taxes	15,280	12,378	34,801	3,564	(45,359)	20,664
Income tax expense (benefit)	(267)	(4,005)	8,442	871	—	5,041
Net income (loss)	15,547	16,383	26,359	2,693	(45,359)	15,623
Less: net income attributable to noncontrolling interest	—	—	76	—	—	76
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$15,547	$16,383	$26,283	$2,693	$(45,359)	$15,547

Total comprehensive income (loss) attributable to common shareholders	$5,547	$6,383	$26,610	$2,702	$(35,695)	$5,547

	Quarter Ended March 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$329,278	$12,469	$(3,098)	$338,649
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	147,801	3,506	(2,988)	148,319
Selling, general and administrative expenses	1,655	(193)	70,600	2,415	(110)	74,367
Depreciation and amortization	—	—	96,781	2,462	—	99,243
Operating income (loss)	(1,655)	193	14,096	4,086	—	16,720
Other income (expense):
Interest expense, net of interest income	(28)	(34,088)	(167)	—	—	(34,283)
Intercompany interest income (expense)	—	14,727	(14,708)	(19)	—	—
Investment income	—	190	8,411	—	—	8,601
Equity in earnings of subsidiaries, net	(6,076)	7,242	213	—	(1,379)	—
Other, net	(3)	56	(1,408)	(14)	—	(1,369)
Income (loss) before income taxes	(7,762)	(11,680)	6,437	4,053	(1,379)	(10,331)
Income tax expense (benefit)	(497)	(5,604)	1,756	1,200	—	(3,145)
Net income (loss)	(7,265)	(6,076)	4,681	2,853	(1,379)	(7,186)
Less: net income attributable to noncontrolling interest	—	—	79	—	—	79
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(7,265)	$(6,076)	$4,602	$2,853	$(1,379)	$(7,265)

Total comprehensive income (loss) attributable to common shareholders	$(13,711)	$(12,522)	$5,560	$2,921	$4,041	$(13,711)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Three Months Ended March 31, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(354)	$(8,877)	$88,395	$5,826	$84,990

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(40,923)	(1,466)	(42,389)
Proceeds from sale of assets	—	—	2,184	3	2,187
Proceeds from sale of investments	—	—	426	—	426
Net cash used in investing activities	—	—	(38,313)	(1,463)	(39,776)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	10,000	—	—	10,000
Payment of finance lease obligation	—	—	(2,641)	(33)	(2,674)
Payment on long-term debt	—	(46,588)	—	—	(46,588)
Repurchase of senior notes	—	(4,208)	—	—	(4,208)
Transactions with affiliates, net	354	51,422	(47,446)	(4,330)	—
Net cash provided by (used in) financing activities	354	10,626	(50,087)	(4,363)	(43,470)
Increase (decrease) in cash and cash equivalents	—	1,749	(5)	—	1,744
Cash and cash equivalents at beginning of period	—	12,387	8	—	12,395
Cash and cash equivalents at end of period	$—	$14,136	$3	$—	$14,139

	Three Months Ended March 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(178)	$(9,043)	$77,551	$6,667	$74,997

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(51,617)	(1,777)	(53,394)
Proceeds from sale of assets	—	—	863	2	865
Proceeds from sale of investments	—	—	329	—	329
Net cash used in investing activities	—	—	(50,425)	(1,775)	(52,200)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	51,000	—	—	51,000
Payment of finance lease obligation	—	—	(3,471)	(36)	(3,507)
Payment on long-term debt	—	(45,588)	—	—	(45,588)
Dividends on common stock	(27,577)	—	—	—	(27,577)
Transactions with affiliates, net	27,755	(1,206)	(21,693)	(4,856)	—
Net cash provided by (used in) financing activities	178	4,206	(25,164)	(4,892)	(25,672)
Increase (decrease) in cash and cash equivalents	—	(4,837)	1,962	—	(2,875)
Cash and cash equivalents at beginning of period	—	9,616	(18)	1	9,599
Cash and cash equivalents at end of period	$—	$4,779	$1,944	$1	$6,724

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements including the impact of the ongoing novel coronavirus (“COVID-19”) pandemic and our response to it.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2019 Annual Report on Form 10-K filed with the SEC and in Item 1A – “Risk Factors” of this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter ended March 31, 2020 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to business and residential customers.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We are focused on expanding our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers.  We leverage our advanced fiber network and tailor our services by developing solutions to fit their specific needs and leveraging a value-

based sales approach.  We continue to enhance our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for our business customers.  In April 2020, we launched ProConnect Unified Communications to businesses in our northern New England markets.  This cloud-based collaboration solution enables users to easily make and receive calls, host video conferences and share files, message and manage features from anywhere and any device.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with broadband or bundled services, which includes high-speed Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As of March 31, 2020, approximately 57% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps or greater.  The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 Mbps or less.  Over the last two years, we upgraded broadband speeds to more than 750,000 homes and small businesses primarily across our northern New England service areas.  The upgrades enable customers to receive broadband speeds up to three times faster than what was previously available.  We continue to focus on bringing higher broadband speeds and improving customer experience by expanding the availability of 1 Gbps broadband services.  This provides our residential customers with a wider selection of services and programming, as well as provides the speeds they need to enjoy the latest in streaming video applications.  Businesses also get a boost by being able to take full advantage of cloud-based applications.

Our competitive broadband speeds enable us to continue to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 9% as of March 31, 2020 compared to the same period in 2019.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.  In 2019, we launched in our northern New England markets, CCiTV, which is a customizable, cloud-enabled video service that supports a wide variety of viewing habits.  Content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.  CCiTV helps align our product offering with consumer habits using an app-based approach to video as well as reduce our operating costs.  We continue to work on the expansion of CCiTV to our other service areas.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 8% as of March 31, 2020 compared to the same period in 2019.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

As discussed in the “Regulatory Matters” section below, our operating revenues are impacted by legislative or regulatory changes at the federal and state levels, which could reduce or eliminate the current subsidies revenue we receive.  A number of proceedings and recent orders relate to universal service reform, intercarrier compensation (“ICC”) and network access charges.  There are various ongoing legal challenges to the orders that have been issued.  As a result, it is not yet possible to fully determine the impact of the regulatory changes on our operations.

Recent Developments

We are closely monitoring the impact on our business of the current outbreak of the COVID-19 pandemic.  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers.  Health and safety measures implemented include transitioning to remote work-from-home policies, providing our field technicians with personal protective equipment and additional safety training, practicing social distancing and adding call aheads for work that must be performed inside customer premises.  We are proactively monitoring and augmenting our network capacity, to meet the higher demands for data usage during the pandemic as a result of increased usage from work from home and remote learning applications. As a result of the pandemic and the government issued shelter-in-place orders, the demand for bandwidth upgrades has increased for our consumer, commercial and carrier customers. Our existing network enables us to efficiently respond and adapt to the increase in internet traffic during this time.

While we have not seen a significant adverse impact to our financial results from COVID-19 to date, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Capital markets and the US economy have also been significantly impacted by the pandemic, and it is possible that it could result in an economic recession. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted.  See Part II, Item 1A – “Risk Factors”.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act includes, among other things, deferral of certain employer payroll tax payments, the delay in payment of minimum required pension contributions due in 2020 until January 1, 2021 and certain income tax law changes including modifications to the net interest deduction limitations.  In April 2020, we began deferring the payment of the employer portion of Social Security taxes and estimate that approximately $4.2 million for employer payroll tax payments otherwise due in the second quarter of 2020 will be deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  At this time, we have elected not to delay the payment of our minimum required pension contributions due in 2020 and the potential deferral of employer payroll tax payments for future quarters in 2020 will continued to be assessed based on the extent of the future impacts of COVID-19 on our business and cash flows.  The CARES Act is not expected to have a material impact on our consolidated financial statements.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2020 and 2019.

Financial Data

	Quarter Ended March 31,
(In millions, except for percentages)	2020	2019	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$89.6	$88.1	$1.5	2%
Voice services	45.7	48.1	(2.4)	(5)
Other	11.7	15.2	(3.5)	(23)
	147.0	151.4	(4.4)	(3)
Consumer:
Broadband (Data and VoIP)	64.1	63.1	1.0	2
Video services	19.1	20.7	(1.6)	(8)
Voice services	43.2	45.9	(2.7)	(6)
	126.4	129.7	(3.3)	(3)
Subsidies	18.4	18.1	0.3	2
Network access	31.5	36.6	(5.1)	(14)
Other products and services	2.4	2.8	(0.4)	(14)
Total operating revenues	325.7	338.6	(12.9)	(4)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	137.8	148.3	(10.5)	(7)
Selling, general and administrative costs	67.8	74.4	(6.6)	(9)
Depreciation and amortization	82.7	99.2	(16.5)	(17)
Total operating expenses	288.3	321.9	(33.6)	(10)
Income from operations	37.4	16.7	20.7	124
Interest expense, net	(32.1)	(34.2)	(2.1)	(6)
Gain on extinguishment of debt	0.2	—	0.2	100
Other income, net	15.2	7.2	8.0	111
Income tax expense (benefit)	5.1	(3.1)	8.2	265
Net income (loss)	15.6	(7.2)	22.8	317
Net income attributable to noncontrolling interest	0.1	0.1	—	—
Net income (loss) attributable to common shareholders	$15.5	$(7.3)	$22.8	312

Adjusted EBITDA (1)	$131.6	$130.3	$1.3	1%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2020	2019	Change	% Change
Consumer customers	574,597	616,091	(41,494)	(7)%

Voice connections	820,620	887,357	(66,737)	(8)
Data connections	786,125	780,720	5,405	1
Video connections	82,633	91,269	(8,636)	(9)
Total connections	1,689,378	1,759,346	(69,968)	(4)%

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

Data and transport services revenues increased $1.5 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to continued growth in Metro Ethernet and VoIP services.

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

Voice services revenues decreased $2.4 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to an 8% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues.  Other services revenues decreased $3.5 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in business system sales.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Broadband services revenues increased $1.0 million during the quarter ended March 31, 2020 compared to the same period in 2019 despite a decrease in data and VoIP connections of 5% and 14%, respectively, primarily as a result of price increases implemented during 2019 and the first quarter of 2020.

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

Video services revenues decreased $1.6 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to a 10% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $2.7 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to an 8% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues increased $0.3 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to annual National Exchange Carrier Association (“NECA”) cost study adjustments in the first quarter of 2020.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues decreased $5.1 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues.  Other products and services revenues decreased $0.4 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to a decline in telephone directory advertising revenue.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $10.5 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to a decline in employee salaries and benefits in 2020 as a result of a reduction in headcount through cost savings initiatives.  Cost of goods sold related to equipment sales decreased from a decline in business system sales in the current year period and access expense decreased due to a decline in usage and rates.  Video programming costs also decreased as a result of a 9% decline in video connections.  In addition, contract labor costs decreased as a result of operating efficiency improvements.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $6.6 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to a decline in employee salaries and benefits in 2020, including severance costs, as a result of a reduction in headcount through cost savings initiatives. Advertising expense decreased from a decline in branding costs and radio and television advertising in the current year. However, real estate taxes increased due to property tax abatements received in 2019.  Customer acquisition costs also increased related to the amortization of sales commissions following the adoption of ASC 606.

Depreciation and Amortization

Depreciation and amortization expense decreased $16.5 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to certain acquired assets becoming fully depreciated or amortized.  Depreciation expense also declined due to the sale of utility poles located in the state of Vermont in June 2019.  These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to success-based capital projects for consumer and commercial services as well as network enhancements and customer service improvements.

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

Our current annual support through the FCC’s Connect America Fund (“CAF”) Phase II funding is $48.1 million through 2020.  The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps downstream and 1 Mbps upstream; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the milestones for 2017 through 2019 and currently is on target to achieve the 2020 milestone for all states where it operates.

We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continued to receive annual frozen CAF Phase I support of $1.0 million in Colorado and Kansas until April 2019, when the FCC CAF Phase II auction assigned support to another provider.

The annual FCC price cap filing was made on June 17, 2019 and became effective on July 1, 2019.  This filing reflects the phase out of CAF ICC support for our price cap companies.  There is no change for our rate of return companies.  The net impact is a decrease of $0.5 million in support funding for the July 2019 through June 2020 tariff period.

In April 2019, the FCC Chairman Pai announced plans for the Rural Digital Opportunity Fund (“RDOF”), the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America.  The FCC issued a Notice of Proposed Rulemaking (“NPRM”) at their August 2019 Open Commission Meeting.  The NPRM sought comments on broadband mapping, CAF Phase II transitioning and the auction process.  We participated in the comment process.

In January 2020, the FCC approved a report and order on the RDOF addressing the CAF Phase II transition, letter of credit and auction process.  The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers.  Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years.  The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream.  There are three additional tiers ranging from 50 Mbps downstream/5 Mbps upstream to 1 Gbps downstream/500 Mbps upstream.  The auction is a reverse auction process with higher weighting for those that choose a higher speed buildout requirement.  The auction process is currently scheduled to occur on October 22, 2020.  CAF Phase II funding has been extended through December 31, 2021 for price cap holding companies.  The FCC has issued the initial census block groups with locations and reserve price.  This will change as companies go through the FCC challenge process, which could increase or decrease the number of census block groups eligible and/or locations.  Although the RDOF has not been finalized, the transition in funding from CAF Phase II to the RDOF could result in a material change in the level of funding we receive from the FCC as of 2022.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint Communications, Inc. (“FairPoint”) in 2017, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we were required to invest an additional $1.0 million by the end of 2018 to increase broadband availability and speeds in areas served by the FairPoint Illinois ILECs.  We met all of the regulatory commitments for 2017 through 2019, and we currently expect to achieve all of the regulatory commitments for 2020.  Completion of our merger commitments could change should the impact of COVID-19 cause us to change our capital expenditure deployment for the remainder of 2020.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $2.1 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to a reduction in interest on our 6.50% Senior Notes due 2022 (“Senior Notes”), as described in the “Liquidity and Capital Resources” section below. As of March 31, 2020, the outstanding aggregate principal amount of our Senior Notes declined $59.5 million due to the partial repurchase of the notes from June 2019 through March 2020. The decrease in interest expense was also due to a decline in variable interest rates on borrowings under our credit facilities.

During the quarter ended March 31, 2020, we repurchased $4.5 million of the aggregate principal amount of our Senior Notes.  In connection with the partial repurchase of the Senior Notes, we recognized a gain on extinguishment of debt of $0.2 million during the quarter ended March 31, 2020.

Other income increased $8.0 million during the quarter ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in pension and post-retirement expense of $2.3 million.  See Note 10 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.  In addition, during the quarter ended March 31, 2020, we recognized a gain of $3.7 million on the sale of our 39 GHz wireless spectrum licenses.  Investment income also increased $2.0 million during the quarter ended March 31, 2020 from our wireless partnership interests.

Income Taxes

Income taxes increased $8.2 million during the quarter ended March 31, 2020 compared to the same period in 2019.  Our effective tax rate was 24.4% and 30.4% for the quarters ended March 31, 2020 and 2019, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters ended March 31, 2020 and 2019:

	Quarter Ended
	March 31,
(In thousands, unaudited)	2020	2019
Net income (loss)	$15,623	$(7,186)
Add (subtract):
Interest expense, net of interest income	32,095	34,283
Income tax expense (benefit)	5,041	(3,145)
Depreciation and amortization	82,738	99,243
EBITDA	135,497	123,195

Adjustments to EBITDA:
Other, net (1)	(14,639)	(1,672)
Investment distributions (2)	10,064	7,290
Gain on extinguishment of debt	(234)	—
Non-cash, stock-based compensation	890	1,498
Adjusted EBITDA	$131,578	$130,311

(1)	Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs, including severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents and, if needed, borrowings under our revolving credit facility and our ability to obtain future external financing.  We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures, meet scheduled payments on long-term debt and invest in future business opportunities.

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$84,990	$74,997
Investing activities	(39,776)	(52,200)
Financing activities	(43,470)	(25,672)
Change in cash and cash equivalents	$1,744	$(2,875)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $85.0 million during the three-month period ended March 31, 2020, an increase of $10.0 million compared to the same period in 2019.  Cash flows provided by operating activities increased as a result of an increase in earnings primarily from a reduction in operating expenses through cost management initiatives and improved operating efficiencies.  Cash distributions received from our wireless partnerships also increased $2.8 million during the quarter ended March 31, 2020 compared to the same period in 2019.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $39.8 million during the three-month period ended March 31, 2020 and consisted primarily of cash used for capital expenditures.  Capital expenditures continue to be our primary recurring investing activity and were $42.4 million and $53.4 million during the three-month periods ended March 31, 2020 and 2019, respectively.

Cash Flows Used In Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings, and repurchases of debt.

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of March 31, 2020, the borrowing margin for the three month period ending June 30, 2020 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of March 31, 2020, alternate base rate borrowings of $8.0 million were outstanding under the revolving credit facility. At December 31, 2019, borrowings of $40.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $30.0 million and alternate base rate borrowings of $10.0 million.  Stand-by letters of credit of $18.6 million were outstanding under our revolving credit facility as of March 31, 2020.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2020, $83.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.01% and 4.80% at March 31, 2020 and December 31, 2019, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively.  As of March 31, 2020, our total net leverage ratio under the Credit Agreement was 4.28:1.00, and our interest coverage ratio was 3.74:1.00.  As of March 31, 2020, we were in compliance with the Credit Agreement covenants.

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

During the quarter ended March 31, 2020, we repurchased $4.5 million of the aggregate principal amount of the Senior Notes.  In connection with the partial repurchase of the Senior Notes, we paid $4.2 million and recognized a gain on extinguishment of debt of $0.2 million during the quarter ended March 31, 2020.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  As of March 31, 2020, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2020 and 2039.  As of March 31, 2020, the present value of the minimum remaining lease commitments was approximately $21.3 million, of which $7.4 million was due and payable within the next twelve months. The leases require total remaining rental payments of $25.5 million as of March 31, 2020.

Dividends

We paid $27.6 million in dividend payments to stockholders during the quarter ended March 31, 2019.  On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on reducing debt and the de-leveraging of our balance sheet in order to create long-term value for our stockholders.  Future dividend payments, if any, are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2020	2019
Cash and cash equivalents	$14,139	$12,395
Working capital (deficit)	(51,846)	(67,429)
Current ratio	0.78	0.72

Our net working capital deficit improved $15.5 million as of March 31, 2020 compared to December 31, 2019 primarily as a result of a decline in accounts payable of $11.0 million at March 31, 2020 related to the timing of expenditures. Current assets increased $9.0 million at March 31, 2020 driven by an increase in prepaid expenses and accounts receivable.   However, working capital was also impacted by an increase in accrued interest of $7.1 million at March 31, 2020 related to the timing of the semi-annual interest payments for our Senior Notes.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control. Due to the uncertainty and unpredictability related to the potential impacts of the COVID-19 pandemic on our business, we will continue to closely manage our cash and monitor liquidity.

To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate.  Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of nonstrategic assets, vendor financing or the private or public sales of equity and debt securities.  There can be no assurance that we will be able to generate sufficient cash flows from operations in the future, that anticipated revenue growth will be realized or that future borrowings or equity issuances will be available in amounts sufficient to provide adequate sources of cash to fund our expected uses of cash.  Failure to obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures which could have a material adverse effect on our financial condition and the results of operations.  In addition, the COVID-19 pandemic has caused a disruption in the capital markets, which could make obtaining additional financing more difficult and we may not be able to obtain financing on favorable terms or at all.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2020, we had approximately $5.9 million of these bonds outstanding.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans. We estimate the long-term rate of return on assets will be 6.25%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets. COVID-19 has also negatively impacted the financial markets, which could significantly impact the returns on our plan assets.  If the financial markets experience a sustained downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

In 2020, we expect to make contributions totaling approximately $24.0 million to our Pension Plans and $8.9 million to our other post-retirement benefit plans. As of March 31, 2020, we have contributed $5.8 million and $2.2 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.  Under the CARES Act, the payment of minimum required pension contributions due in 2020 may be delayed until January 1, 2021.  On April 15, 2020, we made our scheduled quarterly contribution of $4.4 million to the Pension Plan. We are continuing to monitor and assess whether to elect the deferral until January 1, 2021 of our remaining required pension contributions due in 2020 based on the future impacts of COVID-19 on our business.

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

Regulatory Matters

We receive ongoing ICC Eligible Recovery support for our rate of return ILECs that participate in the NECA pooling process.  The support for 2020 is approximately $3.2 million and is expected to decline by 5% per year through 2021.  During the quarter ended March 31, 2020, we recognized subsidies revenue of $0.8 million related to our ongoing ICC Eligible Recovery support.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2019 Annual Report on Form 10-K filed with the SEC.

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

As of March 31, 2020, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor.  Based on our variable rate debt outstanding as of March 31, 2020, a 1.00% increase in market interest rates would increase annual interest expense by approximately $5.8 million. A 1.00% decrease in current interest rates would not impact annual interest expense on our variable rate debt due to the 1.00% LIBOR floor.

As of March 31, 2020, the fair value of our interest rate swap agreements amounted to a net liability of $41.3 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $36.5 million as of March 31, 2020.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2020.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

We included in our Annual Report on Form 10-K for the year ended December 31, 2019 a description of certain risks and uncertainties that could affect our business, financial condition, results of operations, cash flows and the trading price of our common stock (“Risk Factors”).  The following risk factor was identified in addition to those risk factors presented in Form 10-K as of December 31, 2019.

Public health threats, such as the recent outbreak of COVID-19, could have a material adverse effect on our business, results of operations, cash flows and stock price.  We may face risks associated with public health threats or outbreaks of epidemic, pandemic or communicable diseases, such as the current outbreak of a novel strain of coronavirus (“COVID-19”).  The COVID-19 pandemic has negatively impacted the global economy, financial markets and supply chains and has resulted in increased unemployment levels.  The outbreak has resulted in Federal, state and local governments implementing mitigation measures, including shelter-in-place orders, travel restrictions, limitations on business, school closures and other measures.  Governments have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

As a critical infrastructure provider, we have continued to operate our business and provide services to our customers.  Although we are considered an essential business, the outbreak of COVID-19 and any preventive or protective actions implemented by governmental authorities may have a material adverse effect on our operations, customers and suppliers and could do so for an indefinite period of time.  Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. In addition, concerns regarding the economic impact of COVID-19 have caused volatility in financial and other capital markets which has and may continue to adversely affect the market price of our common stock and our ability to access capital markets.  In response to the COVID-19 pandemic, we have transitioned a substantial number of our employees to telecommuting and remote work arrangements, which may increase the risk of a security breach or cybersecurity attack on our information technology systems that could impact our business.

We cannot reasonably estimate at this time the resulting future financial impact of COVID-19 on our business, but it could have a material adverse effect to our results of operations, financial condition and liquidity.  The extent to which the COVID-19 pandemic may adversely impact our business, results of operations, financial condition and liquidity will depend on future developments, which are highly uncertain and unpredictable, including the severity and duration of the outbreak, the effectiveness of actions taken to contain or mitigate its effects and any resulting economic downturn, recession or depression in the markets we serve.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

May 1, 2020	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

May 1, 2020	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)