Form 10-Q
period 2020-06-30
Consolidated Communications Holdings, Inc.
filed 2020-07-31
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Yes No X

On July 27, 2020, the registrant had 73,057,683 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues	$325,176	$333,532	$650,838	$672,181

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	139,534	143,780	277,289	292,099
Selling, general and administrative expenses	64,796	78,148	132,613	152,515
Depreciation and amortization	81,066	97,304	163,804	196,547
Income from operations	39,780	14,300	77,132	31,020

Other income (expense):
Interest expense, net of interest income	(31,459)	(34,737)	(63,554)	(69,020)
Gain on extinguishment of debt	—	249	234	249
Investment income	9,180	10,750	19,759	19,351
Other, net	709	(1,652)	5,303	(3,021)
Income (loss) before income taxes	18,210	(11,090)	38,874	(21,421)

Income tax expense (benefit)	4,275	(3,778)	9,316	(6,923)

Net income (loss)	13,935	(7,312)	29,558	(14,498)
Less: net income attributable to noncontrolling interest	95	75	171	154
Net income (loss) attributable to common shareholders	$13,840	$(7,387)	$29,387	$(14,652)

Net income (loss) per basic and diluted common shares attributable to common shareholders	$0.19	$(0.10)	$0.40	$(0.21)

Dividends declared per common share	$—	$—	$—	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income (loss)	$13,935	$(7,312)	$29,558	$(14,498)
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service cost to earnings, net of tax	335	1,026	671	2,052
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(1,021)	(12,146)	(12,965)	(18,835)
Cumulative adjustment upon adoption of ASU 2017-12	—	—	—	(576)
Reclassification of realized loss (gain) to earnings, net of tax	3,135	(440)	4,743	(647)
Comprehensive income (loss)	16,384	(18,872)	22,007	(32,504)
Less: comprehensive income attributable to noncontrolling interest	95	75	171	154
Total comprehensive income (loss) attributable to common shareholders	$16,289	$(18,947)	$21,836	$(32,658)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$45,876	$12,395
Accounts receivable, net of allowance for credit losses	116,493	120,016
Income tax receivable	4,374	2,669
Prepaid expenses and other current assets	41,164	41,787
Total current assets	207,907	176,867

Property, plant and equipment, net	1,793,340	1,835,878
Investments	112,541	112,717
Goodwill	1,035,274	1,035,274
Customer relationships, net	138,744	164,069
Other intangible assets	10,557	10,557
Other assets	49,274	54,915
Total assets	$3,347,637	$3,390,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,707	$30,936
Advance billings and customer deposits	44,574	45,710
Accrued compensation	55,089	57,069
Accrued interest	7,793	7,874
Accrued expense	75,705	75,406
Current portion of long-term debt and finance lease obligations	24,889	27,301
Total current liabilities	224,757	244,296

Long-term debt and finance lease obligations	2,198,003	2,250,677
Deferred income taxes	179,573	173,027
Pension and other post-retirement obligations	285,253	302,296
Other long-term liabilities	87,843	72,730
Total liabilities	2,975,429	3,043,026

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 73,057,683 and 71,961,045 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	731	720
Additional paid-in capital	495,459	492,246
Accumulated deficit	(42,104)	(71,217)
Accumulated other comprehensive loss, net	(88,419)	(80,868)
Noncontrolling interest	6,541	6,370
Total shareholders’ equity	372,208	347,251
Total liabilities and shareholders’ equity	$3,347,637	$3,390,277

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2018	71,187	$712	$513,070	$(50,834)	$(53,212)	$5,918	$415,654
Cash dividends on common stock	—	—	(27,356)	(576)	—	—	(27,932)
Shares issued under employee plan, net of forfeitures	923	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	1,498	—	—	—	1,498
Other comprehensive income (loss)	—	—	—	—	(6,446)	—	(6,446)
Cumulative adjustment: adoption of ASU 2017-12	—	—	—	576	—	—	576
Net income (loss)	—	—	—	(7,265)	—	79	(7,186)
Balance at March 31, 2019	72,110	$721	$487,203	$(58,099)	$(59,658)	$5,997	$376,164
Cash dividends on common stock	—	—	67	—	—	—	67
Shares issued under employee plan, net of forfeitures	(34)	—	—	—	—	—	—
Non-cash, share-based compensation	—	—	1,814	—	—	—	1,814
Other comprehensive income (loss)	—	—	—	—	(11,560)	—	(11,560)
Net income (loss)	—	—	—	(7,387)	—	75	(7,312)
Balance at June 30, 2019	72,076	$721	$489,084	$(65,486)	$(71,218)	$6,072	$359,173

Balance at December 31, 2019	71,961	$720	$492,246	$(71,217)	$(80,868)	$6,370	$347,251
Shares issued under employee plan, net of forfeitures	1,081	11	(11)	—	—	—	—
Non-cash, share-based compensation	—	—	890	—	—	—	890
Other comprehensive income (loss)	—	—	—	—	(10,000)	—	(10,000)
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(105)	—	—	(105)
Net income (loss)	—	—	—	15,547	—	76	15,623
Balance at March 31, 2020	73,042	$731	$493,125	$(55,775)	$(90,868)	$6,446	$353,659
Shares issued under employee plan, net of forfeitures	16	—	—	—	—	—	—
Non-cash, share-based compensation	—	—	2,334	—	—	—	2,334
Other comprehensive income (loss)	—	—	—	—	2,449	—	2,449
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(169)	—	—	(169)
Net income (loss)	—	—	—	13,840	—	95	13,935
Balance at June 30, 2020	73,058	$731	$495,459	$(42,104)	$(88,419)	$6,541	$372,208

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$29,558	$(14,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	163,804	196,547
Cash distributions from wireless partnerships in excess of (less than) current earnings	144	(1,212)
Pension and post-retirement contributions in excess of expense	(15,985)	(12,612)
Stock-based compensation expense	3,224	3,312
Amortization of deferred financing costs	2,406	2,439
Gain on extinguishment of debt	(234)	(249)
Other, net	(4,230)	795
Changes in operating assets and liabilities:
Accounts receivable, net	3,379	(399)
Income tax receivable	9,093	(7,460)
Prepaid expenses and other assets	2,320	(967)
Accounts payable	(14,229)	12,244
Accrued expenses and other liabilities	2,471	(14,678)
Net cash provided by operating activities	181,721	163,262

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(96,237)	(119,768)
Proceeds from sale of assets	6,073	14,203
Proceeds from sale of investments	426	329
Other	—	(450)
Net cash used in investing activities	(89,738)	(105,686)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,000	107,000
Payment of finance lease obligations	(5,119)	(6,811)
Payment on long-term debt	(89,175)	(97,175)
Repurchase of senior notes	(4,208)	(4,294)
Dividends on common stock	—	(55,445)
Net cash used in financing activities	(58,502)	(56,725)
Change in cash and cash equivalents	33,481	851
Cash and cash equivalents at beginning of period	12,395	9,599
Cash and cash equivalents at end of period	$45,876	$10,450

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

Leveraging our advanced fiber network spanning more than 45,850 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of June 30, 2020, we had approximately 809,000 voice connections, 791,000 data connections and 80,000 video connections.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act includes, among other things, deferral of certain employer payroll tax payments, the delay in payment of minimum required pension contributions due in 2020 until January 1, 2021 and certain income tax law changes including modifications to the net interest deduction limitations.  In April 2020, we began deferring the payment of the employer portion of Social Security taxes and estimate that approximately $12.0 million for employer payroll tax payments otherwise due in 2020 could be deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  The deferral of employer payroll tax payments for future quarters in 2020 will continued to be assessed based on the extent of the future impacts of COVID-19 on our business.  At this time, we have elected not to delay the payment of our minimum required pension contributions due in 2020.  The CARES Act is not expected to have a material impact on our consolidated financial statements.

Accounts Receivable and Allowance for Credit Losses

Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments, using the modified retrospective method.  The adoption of the new standard did not result in a material impact to the Company.  As part of the adoption, we recorded a cumulative effect adjustment of $0.3 million, net of tax, which decreased retained earnings during the six months ended June 30, 2020.  Of this amount, $0.2 million was related to the decrease in the value of our partnership interests as a result of the adoption of ASU 2016-13 by our equity method partnerships.  The following disclosures have been made in accordance with ASU 2016-13.

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

The following table summarizes the activity in ACL for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(In thousands)	2020	2019
Balance at beginning of year	$4,549	$4,421
Cumulative adjustment upon adoption of ASU 2016-13	144	—
Provision charged to expense	4,565	4,879
Write-offs, less recoveries	(3,290)	(3,897)
Balance at end of year	$5,968	$5,403

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters and six months ended June 30, 2020 and 2019:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$89,572	$88,538	$179,144	$176,664
Voice services	45,775	47,136	91,495	95,206
Other	10,406	13,390	22,118	28,566
	145,753	149,064	292,757	300,436
Consumer:
Broadband (VoIP and Data)	65,567	64,068	129,643	127,153
Video services	19,213	20,341	38,344	41,077
Voice services	43,121	45,235	86,297	91,114
	127,901	129,644	254,284	259,344
Subsidies	18,069	18,134	36,523	36,293
Network access	30,473	34,198	61,938	70,789
Other products and services	2,980	2,492	5,336	5,319
Total operating revenues	$325,176	$333,532	$650,838	$672,181

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	June 30,
(In thousands)	2020	2019
Accounts receivable, net	$116,493	$133,535
Contract assets	20,130	15,991
Contract liabilities	50,296	51,406

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the quarters ended June 30, 2020 and 2019, the Company recognized expense of $2.2 million and $1.5 million, respectively, related to deferred contract acquisition costs. During the six months ended June 30, 2020 and 2019, the Company recognized expense of $4.3 million and $2.7 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended June 30, 2020 and 2019, the Company recognized revenues of $109.9 million and $92.7 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized revenues of $221.1 million and $186.7 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2020.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net income (loss)	$13,935	$(7,312)	$29,558	$(14,498)
Less: net income attributable to noncontrolling interest	95	75	171	154
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	13,840	(7,387)	29,387	(14,652)
Less: earnings allocated to participating securities	360	—	607	457
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$13,480	$(7,387)	$28,780	$(15,109)

Weighted-average number of common shares outstanding	71,153	70,813	71,153	70,813

Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.19	$(0.10)	$0.40	$(0.21)

Diluted EPS attributable to common shareholders for the quarters ended June 30, 2020 and 2019 excludes 1.9 million and 1.3 million potential common shares, respectively, that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect. For the six months ended June 30, 2020 and 2019, diluted EPS attributable to common shareholders excludes 1.5 million and 1.0 million potential common shares, respectively.

4.  INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Cash surrender value of life insurance policies	$2,713	$2,474
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,882	8,910
Other	273	298
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	19,372	20,162
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,687	7,658
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	29,214	28,815
Totals	$112,541	$112,717

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No indictors of impairment existed for any of the investments during the quarters and six months ended June 30, 2020 or 2019.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended June 30, 2020 and 2019, we received cash distributions from these partnerships totaling $3.9 million and $5.0 million, respectively. For the six months ended June 30, 2020 and 2019, we received cash distributions from these partnerships totaling $9.2 million and $8.3 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  In connection with adoption of ASU 2016-13 by our equity method partnerships, the value of our combined partnership interests decreased $0.2 million, which is reflected in the cumulative effect adjustment to retained earnings during the quarter and six months ended June 30, 2020. Income is recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions are recorded as a reduction in our investment.  For the quarters ended June 30, 2020 and 2019, we received cash distributions from these partnerships totaling $5.7 million and $5.6 million, respectively. For the six months ended June 30, 2020 and 2019, we received cash distributions from these partnerships totaling $10.5 million and $9.6 million, respectively.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 were as follows:

		As of June 30, 2020
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(780)	$—	$(780)	$—
Long-term interest rate swap liabilities	(37,362)	—	(37,362)	—
Total	$(38,142)	$—	$(38,142)	$—

		As of December 31, 2019
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(2,565)	$—	$(2,565)	$—
Long-term interest rate swap liabilities	(24,960)	—	(24,960)	—
Total	$(27,525)	$—	$(27,525)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020		As of December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,209,500	$2,089,151	$2,262,111	$2,125,497

Cost & Equity Method Investments

Our investments as of June 30, 2020 and December 31, 2019 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Senior secured credit facility:
Term loans, net of discounts of $4,893 and $5,604 at June 30, 2020 and December 31, 2019, respectively	$1,770,644	$1,779,109
Revolving loan	—	40,000
6.50% Senior notes due 2022, net of discount of $1,653 and $1,998 at June 30, 2020 and December 31, 2019, respectively	438,856	443,002
Finance leases	20,145	24,019
	2,229,645	2,286,130
Less: current portion of long-term debt and finance leases	(24,889)	(27,301)
Less: deferred debt issuance costs	(6,753)	(8,152)
Total long-term debt	$2,198,003	$2,250,677

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of June 30, 2020, the borrowing margin for the three month period ending September 30, 2020 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2020, there were no outstanding borrowings under the revolving credit facility. At December 31, 2019, borrowings of $40.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $30.0 million and alternate base rate borrowings of $10.0 million.  Stand-by letters of credit of $18.6 million were outstanding under our revolving credit facility as of June 30, 2020.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2020, $91.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.00% and 4.80% as of June 30, 2020 and December 31, 2019, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively. As of June 30, 2020, our total net leverage ratio under the Credit Agreement was 4.22:1.00 and our interest coverage ratio was 3.84:1.00.  As of June 30, 2020, we were in compliance with the Credit Agreement covenants.

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

During the six months ended June 30, 2020 and 2019, we repurchased $4.5 million and $4.6 million, respectively, of the aggregate principal amount of the Senior Notes.  In connection with the partial repurchase of the Senior Notes, we paid $4.2 million and $4.3 million and recognized a gain on extinguishment of debt of $0.2 million and $0.3 million, respectively, during the six months ended June 30, 2020 and 2019.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  As of June 30, 2020, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

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

The following interest rate swaps were outstanding as of June 30, 2020:

	Notional
(In thousands)	Amount	2020 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(780)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(26,574)
Forward starting fixed to 1-month floating LIBOR (with floor)	$705,000	Other long-term liabilities	(10,788)
Total Fair Values			$(38,142)

Our interest rate swap agreements mature on various dates between July 2020 and July 2023.  The forward-starting interest rate swap agreement has a term of one year and became effective in July 2020.

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

As of June 30, 2020 and December 31, 2019, the total pre-tax unrealized loss related to our interest rate swap agreements included in AOCI was $(33.6) million and $(22.5) million, respectively.  From the balance in AOCI as of June 30, 2020, we expect to recognize a loss of approximately $19.2 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Unrealized loss recognized in AOCI, pretax	$(1,381)	$(16,440)	$(17,533)	$(25,493)
Deferred (loss) gain reclassified from AOCI to interest expense	$(4,240)	$596	$(6,415)	$876

8. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the quarter and six months ended June 30, 2020, we did not enter into any such arrangements.  During the quarter and six months ended June 30, 2019, we recognized revenue of $0.6 million and a gain of $0.4 million related to a dark fiber IRU arrangement, which was classified as a sales-type lease.

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Restricted stock	$1,282	$1,057	$2,130	$1,983
Performance shares	1,052	757	1,094	1,329
Total	$2,334	$1,814	$3,224	$3,312

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2020, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $16.2 million and will be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2020:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2019	532,445	$11.58	275,995	$13.29
Shares granted	863,710	$6.30	240,669	$9.86
Shares forfeited, cancelled or retired	(4,579)	$11.29	(3,162)	$12.62
Non-vested shares outstanding - June 30, 2020	1,391,576	$8.13	513,502	$11.40

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2020:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2019	$(64,316)	$(16,552)	$(80,868)
Other comprehensive loss before reclassifications	—	(12,965)	(12,965)
Amounts reclassified from accumulated other comprehensive loss	671	4,743	5,414
Net current period other comprehensive income (loss)	671	(8,222)	(7,551)
Balance at June 30, 2020	$(63,645)	$(24,774)	$(88,419)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
(In thousands)	2020	2019	2020	2019	Statement of Income
Amortization of pension and post-retirement items:
Prior service cost	$(442)	$(799)	$(884)	$(1,597)	(a)
Actuarial loss	(12)	(596)	(24)	(1,191)	(a)
	(454)	(1,395)	(908)	(2,788)	Total before tax
	119	369	237	736	Tax benefit
	$(335)	$(1,026)	$(671)	$(2,052)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$(4,240)	$596	$(6,415)	$876	Interest expense
	1,105	(156)	1,672	(229)	Tax benefit (expense)
	$(3,135)	$440	$(4,743)	$647	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 10 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Service cost	$—	$12	$—	$23
Interest cost	6,519	7,661	13,039	15,322
Expected return on plan assets	(8,646)	(8,672)	(17,291)	(17,343)
Net amortization loss	311	703	622	1,406
Net prior service cost amortization	31	31	61	61
Net periodic pension benefit	$(1,785)	$(265)	$(3,569)	$(531)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and six-month periods ended June 30, 2020 and 2019:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Service cost	$258	$116	$516	$233
Interest cost	885	1,145	1,769	2,289
Expected return on plan assets	(46)	(44)	(92)	(87)
Net amortization gain	(299)	(107)	(598)	(215)
Net prior service cost amortization	411	768	823	1,536
Net periodic post-retirement benefit cost	$1,209	$1,878	$2,418	$3,756

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $24.0 million to our Pension Plans and $8.9 million to our Post-retirement Plans in 2020.  As of June 30, 2020, we have contributed $10.2 million and $4.6 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.  Under the CARES Act, the payment of minimum required pension contributions due in 2020 may be delayed until January 1, 2021.  On July 15, 2020, we made our scheduled quarterly contribution of $4.2 million to the Pension Plan. We are continuing to monitor and assess whether to elect the deferral until January 1, 2021 of the remaining required pension contributions due in 2020 based on the future impacts of COVID-19 on our business.

11. INCOME TAXES

Our unrecognized tax benefits as of June 30, 2020 and December 31, 2019 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of June 30, 2020 and December 31, 2019.  We do not expect any material change in our unrecognized tax benefits during the remainder of 2020.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of June 30, 2020, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

Our effective tax rate was 23.5% and 34.1% for the quarters ended June 30, 2020 and 2019, respectively and 24.0% and 32.3% for the six-month periods ended June 30, 2020 and 2019, respectively. For the quarters and six months ended June 30, 2020 and 2019, the effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

As of June 30, 2020, the CARES Act did not have a material impact on the Company's income tax positions. We will continue to evaluate the impact of enacted and future legislation.

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

On March 12, 2018, a motion for summary judgment was filed by various LECs with counterclaims against Verizon and Sprint.  On May 15, 2018, the U.S. District Court granted all pending motions for summary judgment against Sprint and Verizon, and directed the entry of formal judgments in these cases.

Formal judgments were entered in the Verizon and Sprint cases on June 7, 2018.  Verizon and Sprint filed notices of appeal of these judgments with the Fifth Circuit on June 28 and June 29, 2018, respectively.  On May 27, 2020, the Fifth Circuit issued an opinion affirming the U.S. District Court’s order in substantial part, including its decision to dismiss Verizon’s and Sprint’s claims for damages, but remanding the case to the U.S. District Court with respect to Verizon’s and Sprint’s claims for declaratory rulings regarding their prospective obligations.  On June 18, 2020, the Fifth Circuit’s mandate was issued to the U.S. District Court.  On July 9, 2020, the U.S. District Court held a status conference at which the parties agreed that amended judgments could be entered in the cases brought by Verizon and Sprint without further proceedings on the issue remanded by the Fifth Circuit.  We expect that such amended judgments will be entered in the near future and that this will resolve the Verizon and Sprint litigation without any exposure to liability for any of our LECs, and will finalize the judgments in favor of our FairPoint LEC entities on their counterclaims against Verizon and Sprint.

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

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of June 30, 2020 and December 31, 2019, condensed consolidating statements of operations for the quarters and six-month periods ended June 30, 2020 and 2019 and condensed consolidating statements of cash flows for the six-month periods ended June 30, 2020 and 2019 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	June 30, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$45,876	$—	$—	$—	$45,876
Accounts receivable, net	—	76	110,569	5,848	—	116,493
Income taxes receivable	13,686	7,856	—	—	(17,168)	4,374
Prepaid expenses and other current assets	126	—	40,869	295	(126)	41,164
Total current assets	13,812	53,808	151,438	6,143	(17,294)	207,907

Property, plant and equipment, net	—	—	1,728,249	65,091	—	1,793,340

Intangibles and other assets:
Investments	—	9,064	103,477	—	—	112,541
Investments in subsidiaries	3,571,803	3,577,749	17,632	—	(7,167,184)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	138,744	—	—	138,744
Other intangible assets	—	—	1,470	9,087	—	10,557
Advances due to/from affiliates, net	—	2,171,272	1,008,596	117,236	(3,297,104)	—
Deferred income taxes	77,156	8,557	—	—	(85,713)	—
Other assets	—	—	48,843	431	—	49,274
Total assets	$3,662,771	$5,820,450	$4,167,542	$264,169	$(10,567,295)	$3,347,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$16,707	$—	$—	$16,707
Advance billings and customer deposits	—	—	43,258	1,316	—	44,574
Accrued compensation	—	—	54,369	720	—	55,089
Accrued interest	—	7,358	435	—	—	7,793
Accrued expense	—	884	73,663	1,284	(126)	75,705
Income tax payable	—	—	15,485	1,683	(17,168)	—
Current portion of long term debt and finance lease obligations	—	18,350	6,398	141	—	24,889
Total current liabilities	—	26,592	210,315	5,144	(17,294)	224,757

Long-term debt and finance lease obligations	—	2,184,397	13,606	—	—	2,198,003
Advances due to/from affiliates, net	3,297,104	—	—	—	(3,297,104)	—
Deferred income taxes	—	—	241,128	24,158	(85,713)	179,573
Pension and postretirement benefit obligations	—	—	274,819	10,434	—	285,253
Other long-term liabilities	—	37,657	49,439	747	—	87,843
Total liabilities	3,297,104	2,248,646	789,307	40,483	(3,400,111)	2,975,429
Shareholders’ equity:
Common Stock	731	—	17,411	30,000	(47,411)	731
Other shareholders’ equity	364,936	3,571,804	3,354,283	193,686	(7,119,773)	364,936
Total Consolidated Communications Holdings, Inc. shareholders’ equity	365,667	3,571,804	3,371,694	223,686	(7,167,184)	365,667
Noncontrolling interest	—	—	6,541	—	—	6,541
Total shareholders’ equity	365,667	3,571,804	3,378,235	223,686	(7,167,184)	372,208
Total liabilities and shareholders’ equity	$3,662,771	$5,820,450	$4,167,542	$264,169	$(10,567,295)	$3,347,637

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$12,387	$8	$—	$—	$12,395
Accounts receivable, net	—	78	112,415	7,523	—	120,016
Income taxes receivable	1,812	—	791	66	—	2,669
Prepaid expenses and other current assets	—	—	41,431	356	—	41,787
Total current assets	1,812	12,465	154,645	7,945	—	176,867

Property, plant and equipment, net	—	—	1,770,187	65,691	—	1,835,878

Intangibles and other assets:
Investments	—	8,863	103,854	—	—	112,717
Investments in subsidiaries	3,547,466	3,520,346	17,165	—	(7,084,977)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	164,069	—	—	164,069
Other intangible assets	—	—	1,470	9,087	—	10,557
Advances due to/from affiliates, net	—	2,289,433	893,394	113,473	(3,296,300)	—
Deferred income taxes	86,447	5,661	—	—	(92,108)	—
Other assets	1,506	—	52,887	522	—	54,915
Total assets	$3,637,231	$5,836,768	$4,126,764	$262,899	$(10,473,385)	$3,390,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$30,936	$—	$—	$30,936
Advance billings and customer deposits	—	—	44,436	1,274	—	45,710
Accrued compensation	—	—	56,356	713	—	57,069
Accrued interest	—	7,523	351	—	—	7,874
Accrued expense	50	2,565	71,659	1,132	—	75,406
Current portion of long term debt and finance lease obligations	—	18,350	8,808	143	—	27,301
Total current liabilities	50	28,438	212,546	3,262	—	244,296

Long-term debt and finance lease obligations	—	2,235,609	15,001	67	—	2,250,677
Advances due to/from affiliates, net	3,296,300	—	—	—	(3,296,300)	—
Deferred income taxes	—	—	240,983	24,152	(92,108)	173,027
Pension and postretirement benefit obligations	—	—	285,832	16,464	—	302,296
Other long-term liabilities	—	25,255	46,656	819	—	72,730
Total liabilities	3,296,350	2,289,302	801,018	44,764	(3,388,408)	3,043,026
Shareholders’ equity:
Common Stock	720	—	17,411	30,000	(47,411)	720
Other shareholders’ equity	340,161	3,547,466	3,301,965	188,135	(7,037,566)	340,161
Total Consolidated Communications Holdings, Inc. shareholders’ equity	340,881	3,547,466	3,319,376	218,135	(7,084,977)	340,881
Noncontrolling interest	—	—	6,370	—	—	6,370
Total shareholders’ equity	340,881	3,547,466	3,325,746	218,135	(7,084,977)	347,251
Total liabilities and shareholders’ equity	$3,637,231	$5,836,768	$4,126,764	$262,899	$(10,473,385)	$3,390,277

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended June 30, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$316,557	$11,710	$(3,091)	$325,176
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	138,779	3,737	(2,982)	139,534
Selling, general and administrative expenses	2,521	1	60,561	1,822	(109)	64,796
Depreciation and amortization	—	—	78,568	2,498	—	81,066
Operating income (loss)	(2,521)	(1)	38,649	3,653	—	39,780
Other income (expense):
Interest expense, net of interest income	(25)	(31,035)	(425)	26	—	(31,459)
Intercompany interest income (expense)	—	14,727	(14,711)	(16)	—	—
Investment income	—	—	9,180	—	—	9,180
Equity in earnings of subsidiaries, net	15,779	28,238	260	—	(44,277)	—
Other, net	—	—	653	56	—	709
Income (loss) before income taxes	13,233	11,929	33,606	3,719	(44,277)	18,210
Income tax expense (benefit)	(607)	(3,850)	7,854	878	—	4,275
Net income (loss)	13,840	15,779	25,752	2,841	(44,277)	13,935
Less: net income attributable to noncontrolling interest	—	—	95	—	—	95
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$13,840	$15,779	$25,657	$2,841	$(44,277)	$13,840

Total comprehensive income (loss) attributable to common shareholders	$16,289	$18,228	$25,983	$2,850	$(47,061)	$16,289

	Quarter Ended June 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$324,710	$11,982	$(3,160)	$333,532
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	143,283	3,541	(3,044)	143,780
Selling, general and administrative expenses	2,012	—	73,707	2,545	(116)	78,148
Depreciation and amortization	—	—	94,811	2,493	—	97,304
Operating income (loss)	(2,012)	—	12,909	3,403	—	14,300
Other income (expense):
Interest expense, net of interest income	(27)	(34,628)	(90)	8	—	(34,737)
Intercompany interest income (expense)	—	14,727	(14,707)	(20)	—	—
Gain on extinguishment of debt	—	249	—	—	—	249
Investment income	—	—	10,750	—	—	10,750
Equity in earnings of subsidiaries, net	(6,015)	7,202	205	—	(1,392)	—
Other, net	4	(14)	(1,625)	(17)	—	(1,652)
Income (loss) before income taxes	(8,050)	(12,464)	7,442	3,374	(1,392)	(11,090)
Income tax expense (benefit)	(663)	(6,449)	2,215	1,119	—	(3,778)
Net income (loss)	(7,387)	(6,015)	5,227	2,255	(1,392)	(7,312)
Less: net income attributable to noncontrolling interest	—	—	75	—	—	75
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(7,387)	$(6,015)	$5,152	$2,255	$(1,392)	$(7,387)

Total comprehensive income (loss) attributable to common shareholders	$(18,947)	$(17,575)	$6,110	$2,323	$9,142	$(18,947)

	Six Months Ended June 30, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$633,611	$23,372	$(6,145)	$650,838
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	275,813	7,406	(5,930)	277,289
Selling, general and administrative expenses	3,599	1	125,407	3,821	(215)	132,613
Depreciation and amortization	—	—	158,826	4,978	—	163,804
Operating income (loss)	(3,599)	(1)	73,565	7,167	—	77,132
Other income (expense):
Interest expense, net of interest income	(50)	(62,589)	(951)	36	—	(63,554)
Intercompany interest income (expense)	—	29,454	(29,422)	(32)	—	—
Gain on extinguishment of debt	—	234	—	—	—	234
Investment income	—	202	19,557	—	—	19,759
Equity in earnings of subsidiaries, net	32,162	57,007	467	—	(89,636)	—
Other, net	—	—	5,191	112	—	5,303
Income (loss) before income taxes	28,513	24,307	68,407	7,283	(89,636)	38,874
Income tax expense (benefit)	(874)	(7,855)	16,296	1,749	—	9,316
Net income (loss)	29,387	32,162	52,111	5,534	(89,636)	29,558
Less: net income attributable to noncontrolling interest	—	—	171	—	—	171
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$29,387	$32,162	$51,940	$5,534	$(89,636)	$29,387

Total comprehensive income (loss) attributable to common shareholders	$21,836	$24,611	$52,593	$5,552	$(82,756)	$21,836

	Six Months Ended June 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$653,988	$24,451	$(6,258)	$672,181
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	291,084	7,047	(6,032)	292,099
Selling, general and administrative expenses	3,667	(193)	144,307	4,960	(226)	152,515
Depreciation and amortization	—	—	191,592	4,955	—	196,547
Operating income (loss)	(3,667)	193	27,005	7,489	—	31,020
Other income (expense):
Interest expense, net of interest income	(55)	(68,716)	(257)	8	—	(69,020)
Intercompany interest income (expense)	—	29,454	(29,415)	(39)	—	—
Gain on extinguishment of debt	—	249	—	—	—	249
Investment income	—	190	19,161	—	—	19,351
Equity in earnings of subsidiaries, net	(12,091)	14,444	418	—	(2,771)	—
Other, net	1	42	(3,033)	(31)	—	(3,021)
Income (loss) before income taxes	(15,812)	(24,144)	13,879	7,427	(2,771)	(21,421)
Income tax expense (benefit)	(1,160)	(12,053)	3,971	2,319	—	(6,923)
Net income (loss)	(14,652)	(12,091)	9,908	5,108	(2,771)	(14,498)
Less: net income attributable to noncontrolling interest	—	—	154	—	—	154
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(14,652)	$(12,091)	$9,754	$5,108	$(2,771)	$(14,652)

Total comprehensive income (loss) attributable to common shareholders	$(32,658)	$(30,097)	$11,670	$5,244	$13,183	$(32,658)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Six Months Ended June 30, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(804)	$(31,290)	$205,942	$7,873	$181,721

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(92,194)	(4,043)	(96,237)
Proceeds from sale of assets	—	—	6,070	3	6,073
Proceeds from sale of investments	—	—	426	—	426
Net cash used in investing activities	—	—	(85,698)	(4,040)	(89,738)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	40,000	—	—	40,000
Payment of finance lease obligation	—	—	(5,051)	(68)	(5,119)
Payment on long-term debt	—	(89,175)	—	—	(89,175)
Repurchase of senior notes	—	(4,208)	—	—	(4,208)
Transactions with affiliates, net	804	118,162	(115,201)	(3,765)	—
Net cash provided by (used in) financing activities	804	64,779	(120,252)	(3,833)	(58,502)
Increase (decrease) in cash and cash equivalents	—	33,489	(8)	—	33,481
Cash and cash equivalents at beginning of period	—	12,387	8	—	12,395
Cash and cash equivalents at end of period	$—	$45,876	$—	$—	$45,876

	Six Months Ended June 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(607)	$(35,907)	$192,092	$7,684	$163,262

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(115,063)	(4,705)	(119,768)
Proceeds from sale of assets	—	—	14,201	2	14,203
Proceeds from sale of investments	—	—	329	—	329
Other	—	—	(450)	—	(450)
Net cash used in investing activities	—	—	(100,983)	(4,703)	(105,686)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	107,000	—	—	107,000
Payment of finance lease obligation	—	—	(6,739)	(72)	(6,811)
Payment on long-term debt	—	(97,175)	—	—	(97,175)
Repurchase of senior notes	—	(4,294)	—	—	(4,294)
Dividends on common stock	(55,445)	—	—	—	(55,445)
Transactions with affiliates, net	56,052	29,849	(82,992)	(2,909)	—
Net cash provided by (used in) financing activities	607	35,380	(89,731)	(2,981)	(56,725)
Increase (decrease) in cash and cash equivalents	—	(527)	1,378	—	851
Cash and cash equivalents at beginning of period	—	9,616	(18)	1	9,599
Cash and cash equivalents at end of period	$—	$9,089	$1,360	$1	$10,450

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements including the impact of the ongoing novel coronavirus (“COVID-19”) pandemic and our response to it.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2019 Annual Report on Form 10-K filed with the SEC and in Item 1A – “Risk Factors” of this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 30, 2020 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 23-state service area.  We operate an advanced fiber network spanning over 45,850 fiber route miles across many rural areas and metro communities.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.

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

We market our residential services by leading with broadband or bundled services, which includes high-speed Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As of June 30, 2020, approximately 58% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps or greater.  The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 Mbps or less.  Over the last two years, we upgraded broadband speeds to more than 750,000 homes and small businesses primarily across our northern New England service areas.  The upgrades enable customers to receive broadband speeds up to three times faster than what was previously available.  We continue to focus on bringing higher broadband speeds and improving customer experience by expanding the availability of 1 Gbps broadband services.  This provides our residential customers with a wider selection of services and programming, as well as provides the speeds they need to enjoy the latest in streaming video applications.  Businesses also get a boost by being able to take full advantage of cloud-based applications.

Our competitive broadband speeds enable us to continue to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 11% as of June 30, 2020 compared to the same period in 2019.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.  In 2019, we launched in our northern New England markets, CCiTV, which is a customizable, cloud-enabled video service that supports a wide variety of viewing habits.  Content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.  CCiTV helps align our product offering with consumer habits using an app-based approach to video as well as reduce our operating costs.  In June 2020, we expanded CCiTV to customers in our Texas markets.  We continue to work on the expansion of CCiTV to our other service areas.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 7% as of June 30, 2020 compared to the same period in 2019.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Recent Developments

We are closely monitoring the impact on our business of the current outbreak of the COVID-19 pandemic.  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers.  Health and safety measures implemented include transitioning to remote work-from-home policies, providing our field technicians with personal protective equipment and additional safety training, practicing social distancing and adding call aheads for work that must be performed inside customer premises.  We are proactively monitoring and augmenting our network capacity, to meet the higher demands for data usage during the pandemic as a result of increased usage from work from home and remote learning applications. As a result of the pandemic, the demand for bandwidth upgrades has increased for our consumer, commercial and carrier customers. Our existing network enables us to efficiently respond and adapt to the increase in internet traffic during this time.

While we have not seen a significant adverse impact to our financial results from COVID-19 to date, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Capital markets and the US economy have also been significantly impacted by the pandemic and an economic recession. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted.  See Part II, Item 1A – “Risk Factors”.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act includes, among other things, deferral of certain employer payroll tax payments, the delay in payment of minimum required pension contributions due in 2020 until January 1, 2021 and certain income tax law changes including modifications to the net interest deduction limitations.  In April 2020, we began deferring the payment of the employer portion of Social Security taxes and estimate that approximately $12.0 million for employer payroll tax payments otherwise due in 2020 could be deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  The deferral of employer payroll tax payments for future quarters in 2020 will continued to be assessed based on the extent of the future impacts of COVID-19 on our business and cash flows.  At this time, we have elected not to delay the payment of our minimum required pension contributions due in 2020. The CARES Act is not expected to have a material impact on our consolidated financial statements.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and six months ended June 30, 2020 and 2019.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
(In millions, except for percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$89.5	$88.6	$0.9	1%	$179.1	$176.7	$2.4	1%
Voice services	45.8	47.1	(1.3)	(3)	91.5	95.2	(3.7)	(4)
Other	10.4	13.4	(3.0)	(22)	22.1	28.6	(6.5)	(23)
	145.7	149.1	(3.4)	(2)	292.7	300.5	(7.8)	(3)
Consumer:
Broadband (Data and VoIP)	65.6	64.1	1.5	2	129.7	127.2	2.5	2
Video services	19.2	20.3	(1.1)	(5)	38.3	41.0	(2.7)	(7)
Voice services	43.1	45.2	(2.1)	(5)	86.3	91.1	(4.8)	(5)
	127.9	129.6	(1.7)	(1)	254.3	259.3	(5.0)	(2)
Subsidies	18.1	18.1	—	—	36.5	36.2	0.3	1
Network access	30.5	34.2	(3.7)	(11)	62.0	70.8	(8.8)	(12)
Other products and services	2.9	2.5	0.4	16	5.3	5.3	—	—
Total operating revenues	325.1	333.5	(8.4)	(3)	650.8	672.1	(21.3)	(3)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	139.5	143.8	(4.3)	(3)	277.3	292.1	(14.8)	(5)
Selling, general and administrative costs	64.8	78.1	(13.3)	(17)	132.6	152.5	(19.9)	(13)
Depreciation and amortization	81.1	97.3	(16.2)	(17)	163.8	196.5	(32.7)	(17)
Total operating expenses	285.4	319.2	(33.8)	(11)	573.7	641.1	(67.4)	(11)
Income from operations	39.7	14.3	25.4	178	77.1	31.0	46.1	149
Interest expense, net	(31.4)	(34.8)	(3.4)	(10)	(63.5)	(69.0)	(5.5)	(8)
Gain on extinguishment of debt	—	0.3	(0.3)	(100)	0.2	0.3	(0.1)	(33)
Other income, net	9.9	9.1	0.8	9	25.1	16.3	8.8	54
Income tax expense (benefit)	4.2	(3.8)	8.0	211	9.3	(6.9)	16.2	235
Net income (loss)	14.0	(7.3)	21.3	292	29.6	(14.5)	44.1	304
Net income attributable to noncontrolling interest	0.1	0.1	—	—	0.2	0.2	—	—
Net income (loss) attributable to common shareholders	$13.9	$(7.4)	$21.3	288	$29.4	$(14.7)	$44.1	300

Adjusted EBITDA (1)	$133.1	$131.4	$1.7	1%	$264.7	$261.7	$3.0	1%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of June 30,
	2020	2019	Change	% Change
Consumer customers	569,148	609,876	(40,728)	(7)%

Voice connections	809,457	873,269	(63,812)	(7)
Data connections	791,203	783,008	8,195	1
Video connections	80,053	89,531	(9,478)	(11)
Total connections	1,680,713	1,745,808	(65,095)	(4)%

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

Data and transport services revenues increased $0.9 million and $2.4 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to continued growth in Metro Ethernet and VoIP services.

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

Voice services revenues decreased $1.3 million and $3.7 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to an 8% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues.  Other services revenues decreased $3.0 million and $6.5 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to a decline in business system sales.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Broadband services revenues increased $1.5 million and $2.5 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 despite a decrease in data and VoIP connections of 4% and 15%, respectively, primarily as a result of price increases implemented during 2020.

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

Video services revenues decreased $1.1 million and $2.7 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to an 11% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $2.1 million and $4.8 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to an 8% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues increased $0.3 million during the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a one-time adjustment in 2020 related to National Exchange Carrier Association (“NECA”) subsidies.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues decreased $3.7 million and $8.8 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues.  Other products and services revenues increased $0.4 million during the quarter ended June 30, 2020 compared to the same period in 2019 primarily due to the settlement of a business interruption insurance claim related to Hurricane Michael.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $4.3 million and $14.8 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to a decline in employee salaries and benefits in 2020 as a result of a reduction in headcount through cost savings initiatives.  Cost of goods sold related to equipment sales decreased from a decline in business system sales in the current year.  Video programming costs also decreased as a result of an 11% decline in video connections.  In addition, contract labor costs and repair and maintenance expense decreased as a result of operating efficiency improvements.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $13.3 million and $19.9 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to a decline in integration and severance costs incurred in 2019 in connection with cost savings initiatives.  Employee salaries and benefits also declined in 2020 as a result of a reduction in headcount. Advertising expense decreased from a decline in branding costs and radio and television advertising in the current year.  However, customer acquisition costs increased related to the amortization of sales commissions following the adoption of ASC 606.

Depreciation and Amortization

Depreciation and amortization expense decreased $16.2 million and $32.7 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to certain acquired assets becoming fully depreciated or amortized.  Depreciation expense also declined due to the sale of utility poles located in the state of Vermont in June 2019.  These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to success-based capital projects for consumer and commercial services as well as network enhancements and customer service improvements.

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

In January 2020, the FCC approved a report and order on the RDOF addressing the CAF Phase II transition, letter of credit and auction process.  The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers.  Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years.  The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream.  There are three additional tiers ranging from 50 Mbps downstream/5 Mbps upstream to 1 Gbps downstream/500 Mbps upstream.  The auction is a reverse auction process with higher weighting for those that choose a higher speed buildout requirement.  The auction process is currently scheduled to occur on October 22, 2020.  CAF Phase II funding has been extended through December 31, 2021 for price cap holding companies.  The FCC has issued the final census block groups with locations and reserve price.  The RDOF short form application, which the Company completed, was due by July 15, 2020.  The transition in funding from CAF Phase II to the RDOF could result in a material change in the level of funding we receive from the FCC as of 2022.

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

FairPoint Merger Requirements

As part of our acquisition of FairPoint Communications, Inc. (“FairPoint”) in 2017, we have regulatory commitments that vary by state, some of which require capital investments in our network over several years through 2020.  The requirements include improved data speeds and other service quality improvements in select locations primarily in our northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we are required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we are required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we are required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we are required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we were required to invest an additional $1.0 million by the end of 2018 to increase broadband availability and speeds in areas served by the FairPoint Illinois ILECs.  We met all of the regulatory commitments for 2017 through 2019, and we currently expect to achieve all of the regulatory commitments for 2020 for Maine, New Hampshire and Vermont.  We completed merger requirements for Illinois in December 2018 and New York in June 2020, both within the required time commitment.  Completion of the remainder of our merger commitments could change should the impact of COVID-19 cause us to change our capital expenditure deployment for the remainder of 2020.

CARES Act Funding

States are reviewing opportunities to use federal CARES Act funding to assist in the deployment of broadband to unserved and underserved areas within their respective states.  All broadband build outs must be completed by year end to receive funding.  New Hampshire has reserved approximately $30.0 million to fund these efforts and has issued a request for proposals (“RFP”).  Partial funding will be provided upfront with the remainder upon completion.  Vermont has identified 69,000 locations that are unserved or underserved in the state and is issuing approximately $14.0 million in funding.  They are expected to issue their RFP requirements in the near future.  Consolidated expects to participate in the RFP process for both New Hampshire and Vermont.  We will review and address other states as more information becomes available.

COVID-19

On March 13, 2020, Chairman Pai of the FCC issued a pledge to keep America connected through May 13, 2020.  The pledge asked all communications providers to not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; to waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and to open their Wi-Fi hotspots to any American who needs them.

Consolidated signed on to the pledge, as well as the Chairman’s extension of the pledge through June 30, 2020.  Several states took the FCC pledge a step further by not allowing any carrier to disconnect service within their state during the Governors’ declared state of emergency.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $3.4 million and $5.5 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to a decline in variable interest rates on borrowings under our credit facilities.  The decrease in interest expense was also due to a reduction in interest on our 6.50% Senior Notes due 2022 (“Senior Notes”), as described in the “Liquidity and Capital Resources” section below, as a result of the repurchase of $59.5 million of the aggregate principal amount of the Senior Notes from June 2019 through June 2020.

During the six months ended June 30, 2020, we repurchased $4.5 million of the aggregate principal amount of our Senior Notes and recognized a gain on extinguishment of debt of $0.2 million in connection with the partial repurchase of the Senior Notes.  During the quarter and six months ended June 30, 2019, we repurchased $4.6 million of the aggregate principal amount of our Senior Notes and recognized a gain on extinguishment of debt of $0.3 million in connection with the partial repurchase of the Senior Notes.

Other income increased $0.8 million and $8.8 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to a decrease in pension and post-retirement expense of $2.3 million and $4.6 million, respectively.  See Note 10 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.  Investment income decreased $1.6 million and increased $0.4 million during the quarter and six months ended June 30, 2020, respectively, from our wireless partnership interests. In addition, during the six months ended June 30, 2020, we recognized a gain of $3.7 million on the sale of our 39 GHz wireless spectrum licenses.

Income Taxes

Income taxes increased $8.0 million and $16.2 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019.  Our effective tax rate was 23.5% and 34.1% for the quarters ended June 30, 2020 and 2019, respectively, and 24.0% and 32.3% for the six months ended June 30, 2020 and 2019, respectively.  For the quarters and six months ended June 30, 2020 and 2019, the effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and six months ended June 30, 2020 and 2019:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, unaudited)	2020	2019	2020	2019
Net income (loss)	$13,935	$(7,312)	$29,558	$(14,498)
Add (subtract):
Interest expense, net of interest income	31,459	34,737	63,554	69,020
Income tax expense (benefit)	4,275	(3,778)	9,316	(6,923)
Depreciation and amortization	81,066	97,304	163,804	196,547
EBITDA	130,735	120,951	266,232	244,146

Adjustments to EBITDA:
Other, net (1)	(9,605)	(1,773)	(24,244)	(3,445)
Investment distributions (2)	9,632	10,628	19,696	17,918
Gain on extinguishment of debt	—	(249)	(234)	(249)
Non-cash, stock-based compensation	2,334	1,814	3,224	3,312
Adjusted EBITDA	$133,096	$131,371	$264,674	$261,682

(1)	Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs, including severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

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

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$181,721	$163,262
Investing activities	(89,738)	(105,686)
Financing activities	(58,502)	(56,725)
Change in cash and cash equivalents	$33,481	$851

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $181.7 million during the six-month period ended June 30, 2020, an increase of $18.5 million compared to the same period in 2019.  Cash flows provided by operating activities increased as a result of an increase in earnings primarily from a reduction in operating expenses through cost management initiatives and improved operating efficiencies.  In addition, interest payments decreased approximately $4.6 million from prior year due a decrease in variable interest rates in 2020.  Cash distributions received from our wireless partnerships also increased $1.8 million during the six-month period ended June 30, 2020 compared to the same period in 2019.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $89.7 million during the six-month period ended June 30, 2020 and consisted primarily of cash used for capital expenditures and cash received from the sale of assets.  Capital expenditures continue to be our primary recurring investing activity and were $96.2 million and $119.8 million during the six-month periods ended June 30, 2020 and 2019, respectively.

Cash proceeds from the sale of assets decreased $8.1 million during the six-month period ended June 30, 2020.  During the quarter and six months ended June 30, 2020, we received cash proceeds of $3.7 million on the sale of our 39 GHz wireless spectrum licenses.  During the quarter and six months ended June 30, 2019, we received cash proceeds of approximately $12.4 million for the sale of utility poles located in the state of Vermont.

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

Our revolving credit facility has a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  Based on our leverage ratio as of June 30, 2020, the borrowing margin for the three month period ending September 30, 2020 will be at a weighted-average margin of 3.00% for a LIBOR-based loan or 2.00% for an alternate base rate loan.  The applicable borrowing margin for the revolving credit facility is adjusted quarterly to reflect the leverage ratio from the prior quarter-end.  As of June 30, 2020, there were no outstanding borrowings under the revolving credit facility. At December 31, 2019, borrowings of $40.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $30.0 million and alternate base rate borrowings of $10.0 million. Stand-by letters of credit of $18.6 million were outstanding under our revolving credit facility as of June 30, 2020.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2020, $91.4 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.00% and 4.80% at June 30, 2020 and December 31, 2019, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively. As of June 30, 2020, our total net leverage ratio under the Credit Agreement was 4.22:1.00, and our interest coverage ratio was 3.84:1.00.  As of June 30, 2020, we were in compliance with the Credit Agreement covenants.

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

During the six months ended June 30, 2020 and 2019, we repurchased $4.5 million and $4.6 million, respectively, of the aggregate principal amount of the Senior Notes.  In connection with the partial repurchase of the Senior Notes, we paid $4.2 million and $4.3 million and recognized a gain on extinguishment of debt of $0.2 million and $0.3 million, respectively, during the six months ended June 30, 2020 and 2019.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  As of June 30, 2020, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2020 and 2040.  As of June 30, 2020, the present value of the minimum remaining lease commitments was approximately $20.1 million, of which

$6.5 million was due and payable within the next twelve months. The leases require total remaining rental payments of $23.8 million as of June 30, 2020.

Dividends

We paid $55.4 million in dividend payments to stockholders during the six-month period ended June 30, 2019.  On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on reducing debt and the de-leveraging of our balance sheet in order to create long-term value for our stockholders.  Future dividend payments, if any, are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratio)	2020	2019
Cash and cash equivalents	$45,876	$12,395
Working capital (deficit)	(16,850)	(67,429)
Current ratio	0.93	0.72

Our net working capital deficit improved $50.6 million as of June 30, 2020 compared to December 31, 2019 primarily as a result of an increase in cash and cash equivalents of $33.5 million driven by cost savings initiatives and our capital allocation plan implemented in 2019, which prioritizes improving our leverage ratio and maximizing our cash and liquidity position. In addition, in response to the potential impacts of the COVID-19 pandemic, we have elected the deferral of certain employer payroll tax payments under the CARES Act of approximately $3.9 million during the quarter ended June 30, 2020. Accounts payable also decreased $14.2 million at June 30, 2020 related to the timing of expenditures.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2020, we had approximately $5.9 million of these bonds outstanding.

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

In 2020, we expect to make contributions totaling approximately $24.0 million to our Pension Plans and $8.9 million to our other post-retirement benefit plans. As of June 30, 2020, we have contributed $10.2 million and $4.6 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.  Under the CARES Act, the payment of minimum required pension contributions due in 2020 may be delayed until January 1, 2021.  On July 15, 2020, we made our scheduled quarterly contribution of $4.2 million to the Pension Plan. We are continuing to monitor and assess whether to elect the deferral until January 1, 2021 of our remaining required pension contributions due in 2020 based on the future impacts of COVID-19 on our business.

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

Regulatory Matters

We receive ongoing ICC Eligible Recovery support for our rate of return ILECs that participate in the NECA pooling process.  The support for 2020 is approximately $3.2 million and is expected to decline by 5% per year through 2021.  During the quarter and six months ended June 30, 2020, we recognized subsidies revenue of $0.8 million and $1.6 million, respectively, related to our ongoing ICC Eligible Recovery support.

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

As of June 30, 2020, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor.  Based on our variable rate debt outstanding as of June 30, 2020, a 1.00% increase in market interest rates would increase annual interest expense by approximately $1.0 million. A 1.00% decrease in current interest rates would not impact annual interest expense on our variable rate debt due to the 1.00% LIBOR floor.

As of June 30, 2020, the fair value of our interest rate swap agreements amounted to a net liability of $38.1 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $33.6 million as of June 30, 2020.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2020.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

July 31, 2020	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

July 31, 2020	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)