Form 10-Q
period 2020-09-30
Consolidated Communications Holdings, Inc.
filed 2020-10-30
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Yes No X

On October 27, 2020, the registrant had 79,410,525 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$327,066	$333,326	$977,904	$1,005,507

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	144,428	146,636	421,717	438,735
Selling, general and administrative expenses	65,066	70,100	197,679	222,615
Depreciation and amortization	80,220	93,048	244,024	289,595
Income from operations	37,352	23,542	114,484	54,562

Other income (expense):
Interest expense, net of interest income	(31,661)	(34,250)	(95,215)	(103,270)
Gain on extinguishment of debt	—	1,121	234	1,370
Investment income	11,510	11,254	31,269	30,605
Other, net	1,957	(74)	7,260	(3,095)
Income (loss) before income taxes	19,158	1,593	58,032	(19,828)

Income tax expense (benefit)	4,576	1,204	13,892	(5,719)

Net income (loss)	14,582	389	44,140	(14,109)
Less: net income attributable to noncontrolling interest	72	132	243	286
Net income (loss) attributable to common shareholders	$14,510	$257	$43,897	$(14,395)

Net income (loss) per basic and diluted common shares attributable to common shareholders	$0.20	$—	$0.60	$(0.21)

Dividends declared per common share	$—	$—	$—	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income (loss)	$14,582	$389	$44,140	$(14,109)
Pension and post-retirement obligations:
Amortization of actuarial losses (gains) and prior service cost to earnings, net of tax	(344)	194	327	2,246
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(533)	(2,110)	(13,498)	(20,945)
Cumulative adjustment upon adoption of ASU 2017-12	—	—	—	(576)
Reclassification of realized loss (gain) to earnings, net of tax	3,400	130	8,143	(517)
Comprehensive income (loss)	17,105	(1,397)	39,112	(33,901)
Less: comprehensive income attributable to noncontrolling interest	72	132	243	286
Total comprehensive income (loss) attributable to common shareholders	$17,033	$(1,529)	$38,869	$(34,187)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$99,719	$12,395
Accounts receivable, net of allowance for credit losses	119,076	120,016
Income tax receivable	5,175	2,669
Prepaid expenses and other current assets	42,473	41,787
Total current assets	266,443	176,867

Property, plant and equipment, net	1,782,183	1,835,878
Investments	111,555	112,717
Goodwill	1,035,274	1,035,274
Customer relationships, net	126,081	164,069
Other intangible assets	10,557	10,557
Other assets	51,735	54,915
Total assets	$3,383,828	$3,390,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,385	$30,936
Advance billings and customer deposits	50,045	45,710
Accrued compensation	61,804	57,069
Accrued interest	15,195	7,874
Accrued expense	89,871	75,406
Current portion of long-term debt and finance lease obligations	23,827	27,301
Total current liabilities	263,127	244,296

Long-term debt and finance lease obligations	2,193,828	2,250,677
Deferred income taxes	185,017	173,027
Pension and other post-retirement obligations	272,023	302,296
Other long-term liabilities	78,257	72,730
Total liabilities	2,992,252	3,043,026

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 73,057,683 and 71,961,045 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	731	720
Additional paid-in capital	497,722	492,246
Accumulated deficit	(27,594)	(71,217)
Accumulated other comprehensive loss, net	(85,896)	(80,868)
Noncontrolling interest	6,613	6,370
Total shareholders’ equity	391,576	347,251
Total liabilities and shareholders’ equity	$3,383,828	$3,390,277

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2018	71,187	$712	$513,070	$(50,834)	$(53,212)	$5,918	$415,654
Cash dividends on common stock	—	—	(27,356)	(576)	—	—	(27,932)
Shares issued under employee plan, net of forfeitures	923	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	1,498	—	—	—	1,498
Other comprehensive income (loss)	—	—	—	—	(6,446)	—	(6,446)
Cumulative adjustment: adoption of ASU 2017-12	—	—	—	576	—	—	576
Net income (loss)	—	—	—	(7,265)	—	79	(7,186)
Balance at March 31, 2019	72,110	$721	$487,203	$(58,099)	$(59,658)	$5,997	$376,164
Cash dividends on common stock	—	—	67	—	—	—	67
Shares issued under employee plan, net of forfeitures	(34)	—	—	—	—	—	—
Non-cash, share-based compensation	—	—	1,814	—	—	—	1,814
Other comprehensive income (loss)	—	—	—	—	(11,560)	—	(11,560)
Net income (loss)	—	—	—	(7,387)	—	75	(7,312)
Balance at June 30, 2019	72,076	$721	$489,084	$(65,486)	$(71,218)	$6,072	$359,173
Non-cash, share-based compensation	—	—	1,928	—	—	—	1,928
Other comprehensive income (loss)	—	—	—	—	(1,786)	—	(1,786)
Net income (loss)	—	—	—	257	—	132	389
Balance at September 30, 2019	72,076	$721	$491,012	$(65,229)	$(73,004)	$6,204	$359,704

Balance at December 31, 2019	71,961	$720	$492,246	$(71,217)	$(80,868)	$6,370	$347,251
Shares issued under employee plan, net of forfeitures	1,081	11	(11)	—	—	—	—
Non-cash, share-based compensation	—	—	890	—	—	—	890
Other comprehensive income (loss)	—	—	—	—	(10,000)	—	(10,000)
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(105)	—	—	(105)
Net income (loss)	—	—	—	15,547	—	76	15,623
Balance at March 31, 2020	73,042	$731	$493,125	$(55,775)	$(90,868)	$6,446	$353,659
Shares issued under employee plan, net of forfeitures	16	—	—	—	—	—	—
Non-cash, share-based compensation	—	—	2,334	—	—	—	2,334
Other comprehensive income (loss)	—	—	—	—	2,449	—	2,449
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(169)	—	—	(169)
Net income (loss)	—	—	—	13,840	—	95	13,935
Balance at June 30, 2020	73,058	$731	$495,459	$(42,104)	$(88,419)	$6,541	$372,208
Non-cash, share-based compensation	—	—	2,263	—	—	—	2,263
Other comprehensive income (loss)	—	—	—	—	2,523	—	2,523
Net income (loss)	—	—	—	14,510	—	72	14,582
Balance at September 30, 2020	73,058	$731	$497,722	$(27,594)	$(85,896)	$6,613	$391,576

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$44,140	$(14,109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	244,024	289,595
Deferred income taxes	—	639
Cash distributions from wireless partnerships in excess of (less than) current earnings	1,001	(1,561)
Pension and post-retirement contributions in excess of expense	(29,666)	(24,261)
Stock-based compensation expense	5,487	5,240
Amortization of deferred financing costs	3,628	3,679
Gain on extinguishment of debt	(234)	(1,370)
Other, net	(4,485)	791
Changes in operating assets and liabilities:
Accounts receivable, net	796	7,228
Income tax receivable	12,857	(6,979)
Prepaid expenses and other assets	(2,733)	1,508
Accounts payable	(8,551)	(261)
Accrued expenses and other liabilities	31,086	(11,502)
Net cash provided by operating activities	297,350	248,637

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(152,215)	(184,343)
Proceeds from sale of assets	6,977	14,343
Proceeds from sale of investments	426	329
Other	—	(450)
Net cash used in investing activities	(144,812)	(170,121)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,000	152,000
Payment of finance lease obligations	(7,243)	(9,743)
Payment on long-term debt	(93,763)	(142,763)
Repurchase of senior notes	(4,208)	(25,986)
Dividends on common stock	—	(55,445)
Net cash used in financing activities	(65,214)	(81,937)
Change in cash and cash equivalents	87,324	(3,421)
Cash and cash equivalents at beginning of period	12,395	9,599
Cash and cash equivalents at end of period	$99,719	$6,178

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

Leveraging our advanced fiber network spanning more than 46,000 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of September 30, 2020, we had approximately 794,000 voice connections, 792,000 data connections and 78,000 video connections.

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

Recent Developments

Searchlight Investment

On September 13, 2020, we entered into an investment agreement (the “Investment Agreement”) with an affiliate of Searchlight Capital Partners, L.P. (“Searchlight”).  In connection with the Investment Agreement, affiliates of Searchlight have committed to invest up to an aggregate of $425.0 million in the Company. The investment commitment is structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and a contingent payment right (“CPR”) that is convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9% of the Company’s common stock.  In addition, Searchlight will receive the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”).

In the second stage of the transaction, Searchlight will invest an additional $75.0 million and will be issued the Note, which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion. The Note may be issued to Searchlight prior to the closing of the second stage of the transaction upon the occurrence of certain events. The Note bears interest at 9.0% per annum from the date of the closing of the first stage of the transaction and is payable semi-annually in arrears.  Upon conversion of the Note, dividends on the preferred stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears. In addition, following shareholder approval, if received, the CPR will be convertible into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.  The closing of the second stage of the transaction is subject to the receipt of FCC and Hart Scott Rodino approvals and the satisfaction of certain other customary closing conditions. We expect the closing of the second stage to be completed in mid-2021.

Refinancing of Long-term Debt

On October 2, 2020, the Company and certain of its wholly-own subsidiaries completed a refinancing of our long-term debt through the issuance of $2,250.0 million in new secured debt and retired all of our existing then outstanding debt obligations. As described in Note 6, we entered into a new credit agreement which consists of term loans in the aggregate amount of $1,250.0 million and a $250.0 million revolving credit facility. On October 2, 2020, we also issued $750.0 million aggregate principal amount of 6.50% senior secured notes due 2028. For a more complete discussion of the refinancing, refer to Note 6.

COVID-19

We are closely monitoring the impact on our business of the current outbreak of a novel strain of coronavirus (“COVID-19”).  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers.  While we have not seen a significant adverse impact to our financial results from COVID-19 to date, if the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act includes, among other things, deferral of certain employer payroll tax payments, the delay in payment of minimum required pension contributions due in 2020 until January 1, 2021 and certain income tax law changes including modifications to the net interest deduction limitations.  In April 2020, we began deferring the payment of the employer portion of Social Security taxes and estimate that approximately $12.0 million for employer payroll tax payments otherwise due in 2020 will be deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  We elected not to delay the payment of our minimum required pension contributions due in 2020 and have made all scheduled quarterly pension contributions during 2020. The CARES Act is not expected to have a material impact on our consolidated financial statements.

Accounts Receivable and Allowance for Credit Losses

Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments, using the modified retrospective method.  The adoption of the new standard did not result in a material impact to the Company.  As part of the adoption, we recorded a cumulative effect adjustment of $0.3 million, net of tax, which decreased retained earnings during the nine months ended September 30, 2020.  Of this amount, $0.2 million was related to the decrease in the value of our partnership interests as a result of the adoption of ASU 2016-13 by our equity method partnerships.  The following disclosures have been made in accordance with ASU 2016-13.

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

The following table summarizes the activity in ACL for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Balance at beginning of year	$4,549	$4,421
Cumulative adjustment upon adoption of ASU 2016-13	144	—
Provision charged to expense	6,812	7,425
Write-offs, less recoveries	(4,731)	(6,111)
Balance at end of year	$6,774	$5,735

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06 (“ASU 2020-06”), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies guidance on accounting for convertible instruments and contracts in an entity’s own equity including calculating diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The new guidance is effective upon issuance through December 31, 2022. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and related disclosures.

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters and nine months ended September 30, 2020 and 2019:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$90,153	$88,756	$269,297	$265,420
Voice services	45,343	46,606	136,838	141,812
Other	10,909	11,828	33,027	40,394
	146,405	147,190	439,162	447,626
Consumer:
Broadband (VoIP and Data)	67,163	65,456	196,806	192,609
Video services	18,452	20,463	56,796	61,540
Voice services	42,775	45,487	129,072	136,601
	128,390	131,406	382,674	390,750
Subsidies	18,064	18,025	54,587	54,318
Network access	32,009	34,211	93,947	105,000
Other products and services	2,198	2,494	7,534	7,813
Total operating revenues	$327,066	$333,326	$977,904	$1,005,507

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	September 30,
(In thousands)	2020	2019
Accounts receivable, net	$119,076	$125,908
Contract assets	20,746	17,578
Contract liabilities	56,086	52,709

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the quarters ended September 30, 2020 and 2019, the Company recognized expense of $2.3 million and $1.7 million, respectively, related to deferred contract acquisition costs. During the nine months ended September 30, 2020 and 2019, the Company recognized expense of $6.6 million and $4.4 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended September 30, 2020 and 2019, the Company recognized revenues of $110.9 million and $98.8 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized revenues of $332.1 million and $285.4 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2020.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net income (loss)	$14,582	$389	$44,140	$(14,109)
Less: net income attributable to noncontrolling interest	72	132	243	286
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	14,510	257	43,897	(14,395)
Less: earnings allocated to participating securities	378	5	985	462
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$14,132	$252	$42,912	$(14,857)

Weighted-average number of common shares outstanding	71,153	70,813	71,153	70,813

Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.20	$—	$0.60	$(0.21)

Diluted EPS attributable to common shareholders for the quarters ended September 30, 2020 and 2019 excludes 1.1 million and 1.3 million potential common shares, respectively, that could be issued under our share-based compensation plan, because the inclusion of the potential common shares would have an antidilutive effect. For the nine months ended September 30, 2020 and 2019, diluted EPS attributable to common shareholders excludes 1.4 million and 1.1 million potential common shares, respectively.

4.  INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2020	2019
Cash surrender value of life insurance policies	$2,583	$2,474
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,882	8,910
Other	273	298
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	19,682	20,162
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,492	7,658
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	28,243	28,815
Totals	$111,555	$112,717

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No indictors of impairment existed for any of the investments during the quarters and nine months ended September 30, 2020 or 2019.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended September 30, 2020 and 2019, we received cash distributions from these partnerships totaling $5.8 million and $6.1 million, respectively. For the nine months ended September 30, 2020 and 2019, we received cash distributions from these partnerships totaling $15.0 million and $14.4 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method.  In connection with adoption of ASU 2016-13 by our equity method partnerships, the value of our combined partnership interests decreased $0.2 million, which is reflected in the cumulative effect adjustment to retained earnings during the nine months ended September 30, 2020. Income is recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions are recorded as a reduction in our investment.  For the quarters ended September 30, 2020 and 2019, we received cash distributions from these partnerships totaling $6.5 million and $4.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we received cash distributions from these partnerships totaling $17.0 million and $14.4 million, respectively.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 were as follows:

		As of September 30, 2020
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(9,039)	$—	$(9,039)	$—
Long-term interest rate swap liabilities	(24,979)	—	(24,979)	—
Total	$(34,018)	$—	$(34,018)	$—

		As of December 31, 2019
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(2,565)	$—	$(2,565)	$—
Long-term interest rate swap liabilities	(24,960)	—	(24,960)	—
Total	$(27,525)	$—	$(27,525)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020		As of December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,205,439	$2,191,991	$2,262,111	$2,125,497

Cost & Equity Method Investments

Our investments as of September 30, 2020 and December 31, 2019 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

6. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2020	2019
Senior secured credit facility:
Term loans, net of discounts of $4,533 and $5,604 at September 30, 2020 and December 31, 2019, respectively	$1,766,416	$1,779,109
Revolving loan	—	40,000
6.50% Senior notes due 2022, net of discount of $1,486 and $1,998 at September 30, 2020 and December 31, 2019, respectively	439,023	443,002
Finance leases	18,273	24,019
	2,223,712	2,286,130
Less: current portion of long-term debt and finance leases	(23,827)	(27,301)
Less: deferred debt issuance costs	(6,057)	(8,152)
Total long-term debt	$2,193,828	$2,250,677

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (as amended, the “Credit Agreement”).  Subsequent to September 30, 2020, the Credit Agreement was terminated on October 2, 2020 and the Company entered into a new credit agreement, as described below, to refinance its existing indebtedness.  Prior to the refinancing, the Credit Agreement consisted of a $110.0 million revolving credit facility, an initial term loan in the aggregate amount of $900.0 million (the “Initial Term Loan”) and an incremental term loan in the aggregate amount of $935.0 million (the “Incremental Term Loan”), collectively (the “Term Loans”).  The Credit Agreement also included an incremental loan facility which provided the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million and (b) an amount which would cause its senior secured leverage ratio not to exceed 3.00:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement were secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Initial Term Loan was issued in an original aggregate principal amount of $900.0 million with a maturity date of October 5, 2023, but was subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 were not repaid in full or redeemed in full on or prior to March 31, 2022. The Initial Term Loan contained an original issuance discount of 0.25% or $2.3 million, which was being amortized over the term of the loan.  The Initial Term Loan required quarterly principal payments of $2.25 million and had an interest rate of 3.00% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

The Incremental Term Loan was issued in an original aggregate principal amount of $935.0 million and included an original issue discount of 0.50%, which was being amortized over the term of the loan. The Incremental Term Loan had the same maturity date and interest rate as the Initial Term Loan and required quarterly principal payments of $2.34 million.

Prior to the termination of the Credit Agreement, our revolving credit facility had a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  As of September 30, 2020, there were no borrowings outstanding under the revolving credit facility. At December 31, 2019, borrowings of $40.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $30.0 million and alternate base rate borrowings of $10.0 million.  Stand-by letters of credit of $18.1 million were outstanding under our revolving credit facility as of September 30, 2020.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2020, $91.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.00% and 4.80% as of September 30, 2020 and December 31, 2019, respectively.  Interest was payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contained various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively. As of September 30, 2020, our total net leverage ratio under the Credit Agreement was 4.21:1.00 and our interest coverage ratio was 3.92:1.00.  As of September 30, 2020, we were in compliance with the Credit Agreement covenants.

Refinancing of Credit Agreement

On October 2, 2020, the Company, through certain of its wholly owned subsidiaries, entered into a Credit Agreement (the “New Credit Agreement”) with various financial institutions. The New Credit Agreement consists of term loans in the aggregate amount of $1,250.0 million (the “New Term Loans”), with a maturity date of October 2, 2027 and a $250 million revolving credit facility (the “Revolving Facility”), with a maturity date of October 2, 2025.  The New Term Loans included an original issue discount of 1.5% and requires quarterly principal payments of $3.1 million beginning on December 31, 2020.  The New Term Loans bear interest at a rate of 4.75% plus LIBOR subject to a 1.00% LIBOR floor and the spread on the Revolving Facility consists of a range from 4.00% for LIBOR-based borrowings to 3.00% for base rate loans, with a 0.25% reduction in each case if the leverage ratio, as defined in the New Credit Agreement, does not exceed 3.20 to 1.00.  The New Credit Agreement also includes the ability to borrow or incur, subject to certain terms and conditions, incremental loans or incremental revolving facilities in an aggregate amount of up to the greater of (a) $300.0 million plus (b) an amount which would not cause its senior secured leverage ratio to exceed 3.70 to 1.00.  The New Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions. In connection with entering into the New Credit Agreement and the termination of the Credit Agreement, we expect to recognize a loss on the extinguishment of debt, which could range from approximately $10.0 million to $20.0 million, during the quarter ended December 31, 2020.

Senior Notes

6.50% Senior Notes due 2022

In September 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “Existing Notes”).  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  On June 8, 2015, we completed an additional offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “Senior Notes”).  The New Notes were issued as additional notes under the same indenture pursuant to which the Existing Notes were previously issued on in September 2014.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount was being amortized using the effective interest method over the term of the notes. Subsequent to September 30, 2020, as part of the Company’s refinancing of its existing indebtedness in October 2020, a notice of redemption was issued to holders of the Senior Notes to redeem all of the outstanding Senior Notes, as described below.

The Senior Notes were to mature on October 1, 2022 and interest was payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) was the primary obligor under the Senior Notes, and we and the majority of our wholly-owned subsidiaries fully and unconditionally guaranteed the Senior Notes.  The Senior Notes were senior unsecured obligations of the Company.

During the nine months ended September 30, 2020, we repurchased $4.5 million of the aggregate principal amount of the Senior Notes for $4.2 million and recognized a gain on extinguishment of debt of $0.2 million.  During the quarter and nine months ended September 30, 2019, we repurchased $23.1 million and $27.7 million, respectively, of the aggregate principal amount of the Senior Notes.  In connection with the partial repurchase of the Senior Notes, we paid $21.7 million and $26.0 million and recognized a gain on extinguishment of debt of $1.1 million and $1.4 million during the quarter and nine months ended September 30, 2019, respectively.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contained customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contained customary events of default.  As of September 30, 2020, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Senior Secured Notes Offering and Redemption of Senior Notes due 2022

On October 2, 2020, CCI issued $750.0 million aggregate principal amount of 6.50% unsubordinated secured notes due 2028 (the “2028 Notes”).  The 2028 Notes were priced at par and bear interest at a rate of 6.50%, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.  The 2028 Notes will mature on October 1, 2028.  The 2028 Notes are unsubordinated secured obligations of the Company, secured by a first priority lien on the collateral that secures the Company’s obligations under the New Credit Agreement. The 2028 Notes are fully and unconditionally guaranteed on a first priority secured basis by the Company and the majority of our wholly-owned subsidiaries.

On October 2, 2020, a notice of redemption was issued to holders of the Senior Notes to redeem all outstanding Senior Notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest through the redemption date.  A portion of the proceeds from the issuance of the 2028 Notes was deposited with the trustee to pay and discharge the entire indebtedness under the Senior Notes.  The Senior Notes will be redeemed on November 2, 2020, in accordance with the notice of redemption.  In connection with the redemption of the Senior Notes, we expect to recognize a loss on the extinguishment of debt, which could range from approximately $5.0 million to $10.0 million, during the quarter ended December 31, 2020.

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

The following interest rate swaps were outstanding as of September 30, 2020:

	Notional
(In thousands)	Amount	2020 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(9,039)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(24,979)
Total Fair Values			$(34,018)

Our interest rate swap agreements mature on various dates between July 2021 and July 2023.

The following interest rate swaps were outstanding as of December 31, 2019:

	Notional
(In thousands)	Amount	2019 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(2,565)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(18,303)
Forward starting fixed to 1-month floating LIBOR (with floor)	$705,000	Other long-term liabilities	(6,657)
Total Fair Values			$(27,525)

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

As of September 30, 2020 and December 31, 2019, the total pre-tax unrealized loss related to our interest rate swap agreements included in AOCI was $(29.8) million and $(22.5) million, respectively.  From the balance in AOCI as of September 30, 2020, we expect to recognize a loss of approximately $16.7 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Unrealized loss recognized in AOCI, pretax	$(721)	$(2,856)	$(18,254)	$(28,349)
Deferred (loss) gain reclassified from AOCI to interest expense	$(4,598)	$(176)	$(11,013)	$700

8. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the quarter and nine months ended September 30, 2020, we did not enter into any such arrangements.  During the nine months ended September 30, 2019, we recognized revenue of $0.6 million and a gain of $0.4 million related to a dark fiber IRU arrangement, which was classified as a sales-type lease.

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Restricted stock	$1,299	$1,094	$3,429	$3,077
Performance shares	964	834	2,058	2,163
Total	$2,263	$1,928	$5,487	$5,240

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2020, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $13.9 million and will be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes the RSA and PSA activity for the nine-month period ended September 30, 2020:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2019	532,445	$11.58	275,995	$13.29
Shares granted	863,710	$6.30	240,669	$9.86
Shares forfeited, cancelled or retired	(4,579)	$11.29	(3,162)	$12.62
Non-vested shares outstanding - September 30, 2020	1,391,576	$8.13	513,502	$11.40

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine-month period ended September 30, 2020:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2019	$(64,316)	$(16,552)	$(80,868)
Other comprehensive loss before reclassifications	—	(13,498)	(13,498)
Amounts reclassified from accumulated other comprehensive loss	327	8,143	8,470
Net current period other comprehensive income (loss)	327	(5,355)	(5,028)
Balance at September 30, 2020	$(63,989)	$(21,907)	$(85,896)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
(In thousands)	2020	2019	2020	2019	Statement of Income
Amortization of pension and post-retirement items:
Prior service cost	$(68)	$(799)	$(952)	$(2,396)	(a)
Actuarial gain (loss)	544	549	520	(642)	(a)
	476	(250)	(432)	(3,038)	Total before tax
	(132)	56	105	792	Tax benefit
	$344	$(194)	$(327)	$(2,246)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$(4,598)	$(176)	$(11,013)	$700	Interest expense
	1,198	46	2,870	(183)	Tax benefit (expense)
	$(3,400)	$(130)	$(8,143)	$517	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 10 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Service cost	$—	$14	$—	$37
Interest cost	6,439	7,520	19,478	22,842
Expected return on plan assets	(8,616)	(8,604)	(25,907)	(25,947)
Net amortization loss	252	761	874	2,167
Net prior service cost amortization	31	31	92	92
Net periodic pension benefit	$(1,894)	$(278)	$(5,463)	$(809)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Service cost	$103	$484	$619	$717
Interest cost	680	884	2,449	3,173
Expected return on plan assets	(56)	(47)	(148)	(134)
Net amortization gain	(796)	(1,310)	(1,394)	(1,525)
Net prior service cost amortization	37	768	860	2,304
Net periodic post-retirement (benefit) cost	$(32)	$779	$2,386	$4,535

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $24.0 million to our Pension Plans and $8.9 million to our Post-retirement Plans in 2020.  As of September 30, 2020, we have contributed $19.8 million and $6.8 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.  Under the CARES Act, the payment of minimum required pension contributions due in 2020 may be delayed until January 1, 2021.  We have elected not to delay the payment of our minimum required pension contributions in 2020.  On October 15, 2020, we made our scheduled quarterly contribution of $4.2 million to the Pension Plan.

11. INCOME TAXES

Our unrecognized tax benefits as of September 30, 2020 and December 31, 2019 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of September 30, 2020 and December 31, 2019.  We do not expect any material change in our unrecognized tax benefits during the remainder of 2020.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of September 30, 2020, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2017 through 2019. The periods subject to examination for our state returns are years 2016 through 2019.  In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company’s net operating loss carryovers from those prior years are utilized in the future. We are currently under audit by state taxing authorities. We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

Our effective tax rate was 23.9% and 75.6% for the quarters ended September 30, 2020 and 2019, respectively and 23.9% and 28.8% for the nine-month periods ended September 30, 2020 and 2019, respectively. During the quarter ended September 30, 2019, we settled a state examination and recorded an increase of $0.6 million in state expense. In addition, for the quarters and nine-month periods ended September 30, 2020 and 2019, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.  Exclusive of these adjustments, our effective tax rate for the quarters and nine-month periods ended September 30, 2020 and 2019 would have been approximately 23.9% and 35.4% and approximately 23.9% and 32.1%, respectively.

As of September 30, 2020, the CARES Act did not have a material impact on the Company's income tax positions. We will continue to evaluate the impact of enacted and future legislation.

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

Formal judgments were entered in the Verizon and Sprint cases on June 7, 2018.  Verizon and Sprint filed notices of appeal of these judgments with the Fifth Circuit on June 28 and June 29, 2018, respectively.  On May 27, 2020, the Fifth Circuit issued an opinion affirming the U.S. District Court’s order in substantial part, including its decision to dismiss Verizon’s and Sprint’s claims for damages, but remanding the case to the U.S. District Court with respect to Verizon’s and Sprint’s claims for declaratory rulings regarding their prospective obligations.  On June 18, 2020, the Fifth Circuit’s mandate was issued to the U.S. District Court.  On July 29 and August 11, 2020, the entered amended final judgments in the cases brought by Verizon and Sprint dismissed all claims brought by Verizon and Sprint against our LECs, and finalized the judgments in favor of our FairPoint LEC entities on their counterclaims against Verizon and Sprint.  Neither Verizon nor Sprint has filed an appeal from these amended final judgments, and the time for them to do so has expired.

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

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Consolidated Communications, Inc. is the primary obligor under the unsecured Senior Notes.  We and substantially all of our subsidiaries have jointly and severally guaranteed the Senior Notes.  All of the subsidiary guarantors are 100% direct or indirect wholly owned subsidiaries of the parent, and all guarantees are full, unconditional and joint and several with respect to principal, interest and liquidated damages, if any.  As such, we present condensed consolidating balance sheets as of September 30, 2020 and December 31, 2019, condensed consolidating statements of operations for the quarters and nine-month periods ended September 30, 2020 and 2019 and condensed consolidating statements of cash flows for the nine-month periods ended September 30, 2020 and 2019 for each of the Company (Parent), Consolidated Communications, Inc. (Subsidiary Issuer), guarantor subsidiaries and other non-guarantor subsidiaries with any consolidating adjustments.  See Note 6 for more information regarding our Senior Notes.

Condensed Consolidating Balance Sheets

(In thousands)

	September 30, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$99,719	$—	$—	$—	$99,719
Accounts receivable, net	—	76	112,888	6,112	—	119,076
Income taxes receivable	19,494	11,835	—	—	(26,154)	5,175
Prepaid expenses and other current assets	114	—	42,138	335	(114)	42,473
Total current assets	19,608	111,630	155,026	6,447	(26,268)	266,443

Property, plant and equipment, net	—	—	1,716,967	65,216	—	1,782,183

Intangibles and other assets:
Investments	—	9,064	102,491	—	—	111,555
Investments in subsidiaries	3,590,719	3,606,455	17,826	—	(7,215,000)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	126,081	—	—	126,081
Other intangible assets	—	—	1,470	9,087	—	10,557
Advances due to/from affiliates, net	—	2,101,149	1,086,034	110,863	(3,298,046)	—
Deferred income taxes	72,591	7,547	—	—	(80,138)	—
Other assets	91	3,321	47,937	386	—	51,735
Total assets	$3,683,009	$5,839,166	$4,222,925	$258,180	$(10,619,452)	$3,383,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$22,385	$—	$—	$22,385
Advance billings and customer deposits	—	—	48,800	1,245	—	50,045
Accrued compensation	—	—	60,939	865	—	61,804
Accrued interest	—	14,752	443	—	—	15,195
Accrued expense	—	9,039	79,703	1,243	(114)	89,871
Income tax payable	—	—	23,695	2,459	(26,154)	—
Current portion of long term debt and finance lease obligations	—	18,350	5,372	105	—	23,827
Total current liabilities	—	42,141	241,337	5,917	(26,268)	263,127

Long-term debt and finance lease obligations	—	2,181,032	12,796	—	—	2,193,828
Advances due to/from affiliates, net	3,298,046	—	—	—	(3,298,046)	—
Deferred income taxes	—	—	241,000	24,155	(80,138)	185,017
Pension and postretirement benefit obligations	—	—	271,250	773	—	272,023
Other long-term liabilities	—	25,274	52,268	715	—	78,257
Total liabilities	3,298,046	2,248,447	818,651	31,560	(3,404,452)	2,992,252
Shareholders’ equity:
Common Stock	731	—	17,411	30,000	(47,411)	731
Other shareholders’ equity	384,232	3,590,719	3,380,250	196,620	(7,167,589)	384,232
Total Consolidated Communications Holdings, Inc. shareholders’ equity	384,963	3,590,719	3,397,661	226,620	(7,215,000)	384,963
Noncontrolling interest	—	—	6,613	—	—	6,613
Total shareholders’ equity	384,963	3,590,719	3,404,274	226,620	(7,215,000)	391,576
Total liabilities and shareholders’ equity	$3,683,009	$5,839,166	$4,222,925	$258,180	$(10,619,452)	$3,383,828

Condensed Consolidating Balance Sheet

(In thousands)

	December 31, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$12,387	$8	$—	$—	$12,395
Accounts receivable, net	—	78	112,415	7,523	—	120,016
Income taxes receivable	1,812	—	791	66	—	2,669
Prepaid expenses and other current assets	—	—	41,431	356	—	41,787
Total current assets	1,812	12,465	154,645	7,945	—	176,867

Property, plant and equipment, net	—	—	1,770,187	65,691	—	1,835,878

Intangibles and other assets:
Investments	—	8,863	103,854	—	—	112,717
Investments in subsidiaries	3,547,466	3,520,346	17,165	—	(7,084,977)	—
Goodwill	—	—	969,093	66,181	—	1,035,274
Customer relationships, net	—	—	164,069	—	—	164,069
Other intangible assets	—	—	1,470	9,087	—	10,557
Advances due to/from affiliates, net	—	2,289,433	893,394	113,473	(3,296,300)	—
Deferred income taxes	86,447	5,661	—	—	(92,108)	—
Other assets	1,506	—	52,887	522	—	54,915
Total assets	$3,637,231	$5,836,768	$4,126,764	$262,899	$(10,473,385)	$3,390,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$30,936	$—	$—	$30,936
Advance billings and customer deposits	—	—	44,436	1,274	—	45,710
Accrued compensation	—	—	56,356	713	—	57,069
Accrued interest	—	7,523	351	—	—	7,874
Accrued expense	50	2,565	71,659	1,132	—	75,406
Current portion of long term debt and finance lease obligations	—	18,350	8,808	143	—	27,301
Total current liabilities	50	28,438	212,546	3,262	—	244,296

Long-term debt and finance lease obligations	—	2,235,609	15,001	67	—	2,250,677
Advances due to/from affiliates, net	3,296,300	—	—	—	(3,296,300)	—
Deferred income taxes	—	—	240,983	24,152	(92,108)	173,027
Pension and postretirement benefit obligations	—	—	285,832	16,464	—	302,296
Other long-term liabilities	—	25,255	46,656	819	—	72,730
Total liabilities	3,296,350	2,289,302	801,018	44,764	(3,388,408)	3,043,026
Shareholders’ equity:
Common Stock	720	—	17,411	30,000	(47,411)	720
Other shareholders’ equity	340,161	3,547,466	3,301,965	188,135	(7,037,566)	340,161
Total Consolidated Communications Holdings, Inc. shareholders’ equity	340,881	3,547,466	3,319,376	218,135	(7,084,977)	340,881
Noncontrolling interest	—	—	6,370	—	—	6,370
Total shareholders’ equity	340,881	3,547,466	3,325,746	218,135	(7,084,977)	347,251
Total liabilities and shareholders’ equity	$3,637,231	$5,836,768	$4,126,764	$262,899	$(10,473,385)	$3,390,277

Condensed Consolidating Statements of Operations

(In thousands)

	Quarter Ended September 30, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$318,422	$11,685	$(3,041)	$327,066
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	143,594	3,762	(2,928)	144,428
Selling, general and administrative expenses	2,451	—	60,875	1,854	(114)	65,066
Depreciation and amortization	—	—	77,886	2,334	—	80,220
Operating income (loss)	(2,451)	—	36,067	3,735	1	37,352
Other income (expense):
Interest expense, net of interest income	(25)	(31,364)	(307)	35	—	(31,661)
Intercompany interest income (expense)	—	14,727	(14,713)	(14)	—	—
Investment income	—	—	11,510	—	—	11,510
Equity in earnings of subsidiaries, net	16,393	29,050	193	—	(45,636)	—
Other, net	—	—	1,842	115	—	1,957
Income (loss) before income taxes	13,917	12,413	34,592	3,871	(45,635)	19,158
Income tax expense (benefit)	(593)	(3,980)	8,223	926	—	4,576
Net income (loss)	14,510	16,393	26,369	2,945	(45,635)	14,582
Less: net income attributable to noncontrolling interest	—	—	72	—	—	72
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$14,510	$16,393	$26,297	$2,945	$(45,635)	$14,510

Total comprehensive income (loss) attributable to common shareholders	$17,033	$18,916	$25,963	$2,935	$(47,814)	$17,033

	Quarter Ended September 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$324,546	$11,899	$(3,119)	$333,326
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	145,888	3,754	(3,006)	146,636
Selling, general and administrative expenses	2,115	—	65,975	2,123	(113)	70,100
Depreciation and amortization	—	—	90,690	2,358	—	93,048
Operating income (loss)	(2,115)	—	21,993	3,664	—	23,542
Other income (expense):
Interest expense, net of interest income	(52)	(34,268)	42	28	—	(34,250)
Intercompany interest income (expense)	—	14,727	(14,705)	(22)	—	—
Gain on extinguishment of debt	—	1,121	—	—	—	1,121
Investment income	—	—	11,254	—	—	11,254
Equity in earnings of subsidiaries, net	1,982	14,801	357	—	(17,140)	—
Other, net	—	8	(53)	(29)	—	(74)
Income (loss) before income taxes	(185)	(3,611)	18,888	3,641	(17,140)	1,593
Income tax expense (benefit)	(442)	(5,593)	6,134	1,105	—	1,204
Net income (loss)	257	1,982	12,754	2,536	(17,140)	389
Less: net income attributable to noncontrolling interest	—	—	132	—	—	132
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$257	$1,982	$12,622	$2,536	$(17,140)	$257

Total comprehensive income (loss) attributable to common shareholders	$(1,529)	$196	$12,741	$2,611	$(15,548)	$(1,529)

	Nine Months Ended September 30, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$952,033	$35,057	$(9,186)	$977,904
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	419,407	11,168	(8,858)	421,717
Selling, general and administrative expenses	6,050	1	186,282	5,675	(329)	197,679
Depreciation and amortization	—	—	236,712	7,312	—	244,024
Operating income (loss)	(6,050)	(1)	109,632	10,902	1	114,484
Other income (expense):
Interest expense, net of interest income	(75)	(93,953)	(1,258)	71	—	(95,215)
Intercompany interest income (expense)	—	44,181	(44,135)	(46)	—	—
Gain on extinguishment of debt	—	234	—	—	—	234
Investment income	—	202	31,067	—	—	31,269
Equity in earnings of subsidiaries, net	48,555	86,057	660	—	(135,272)	—
Other, net	—	—	7,033	227	—	7,260
Income (loss) before income taxes	42,430	36,720	102,999	11,154	(135,271)	58,032
Income tax expense (benefit)	(1,467)	(11,835)	24,519	2,675	—	13,892
Net income (loss)	43,897	48,555	78,480	8,479	(135,271)	44,140
Less: net income attributable to noncontrolling interest	—	—	243	—	—	243
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$43,897	$48,555	$78,237	$8,479	$(135,271)	$43,897

Total comprehensive income (loss) attributable to common shareholders	$38,869	$43,527	$78,557	$8,486	$(130,570)	$38,869

	Nine Months Ended September 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenues	$—	$—	$978,534	$36,350	$(9,377)	$1,005,507
Operating expenses:
Cost of services and products (exclusive of depreciation and amortization)	—	—	436,972	10,801	(9,038)	438,735
Selling, general and administrative expenses	5,782	(193)	210,282	7,083	(339)	222,615
Depreciation and amortization	—	—	282,282	7,313	—	289,595
Operating income (loss)	(5,782)	193	48,998	11,153	—	54,562
Other income (expense):
Interest expense, net of interest income	(107)	(102,984)	(215)	36	—	(103,270)
Intercompany interest income (expense)	—	44,181	(44,120)	(61)	—	—
Gain on extinguishment of debt	—	1,370	—	—	—	1,370
Investment income	—	190	30,415	—	—	30,605
Equity in earnings of subsidiaries, net	(10,109)	29,245	775	—	(19,911)	—
Other, net	1	50	(3,086)	(60)	—	(3,095)
Income (loss) before income taxes	(15,997)	(27,755)	32,767	11,068	(19,911)	(19,828)
Income tax expense (benefit)	(1,602)	(17,646)	10,105	3,424	—	(5,719)
Net income (loss)	(14,395)	(10,109)	22,662	7,644	(19,911)	(14,109)
Less: net income attributable to noncontrolling interest	—	—	286	—	—	286
Net income (loss) attributable to Consolidated Communications Holdings, Inc.	$(14,395)	$(10,109)	$22,376	$7,644	$(19,911)	$(14,395)

Total comprehensive income (loss) attributable to common shareholders	$(34,187)	$(29,901)	$24,411	$7,855	$(2,365)	$(34,187)

Condensed Consolidating Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30, 2020
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(1,746)	$(42,982)	$338,290	$3,788	$297,350

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(145,900)	(6,315)	(152,215)
Proceeds from sale of assets	—	—	6,954	23	6,977
Proceeds from sale of investments	—	—	426	—	426
Net cash used in investing activities	—	—	(138,520)	(6,292)	(144,812)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	40,000	—	—	40,000
Payment of finance lease obligation	—	—	(7,139)	(104)	(7,243)
Payment on long-term debt	—	(93,763)	—	—	(93,763)
Repurchase of senior notes	—	(4,208)	—	—	(4,208)
Transactions with affiliates, net	1,746	188,285	(192,639)	2,608	—
Net cash provided by (used in) financing activities	1,746	130,314	(199,778)	2,504	(65,214)
Increase (decrease) in cash and cash equivalents	—	87,332	(8)	—	87,324
Cash and cash equivalents at beginning of period	—	12,387	8	—	12,395
Cash and cash equivalents at end of period	$—	$99,719	$—	$—	$99,719

	Nine Months Ended September 30, 2019
	Parent	Subsidiary Issuer	Guarantors	Non-Guarantors	Consolidated
Net cash (used in) provided by operating activities	$(847)	$(47,687)	$283,255	$13,916	$248,637

Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(177,459)	(6,884)	(184,343)
Proceeds from sale of assets	—	—	14,332	11	14,343
Proceeds from sale of investments	—	—	329	—	329
Other	—	—	(450)	—	(450)
Net cash used in investing activities	—	—	(163,248)	(6,873)	(170,121)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	152,000	—	—	152,000
Payment of finance lease obligation	—	—	(9,632)	(111)	(9,743)
Payment on long-term debt	—	(142,763)	—	—	(142,763)
Repurchase of senior notes	—	(25,986)	—	—	(25,986)
Dividends on common stock	(55,445)	—	—	—	(55,445)
Transactions with affiliates, net	56,292	60,987	(110,347)	(6,932)	—
Net cash provided by (used in) financing activities	847	44,238	(119,979)	(7,043)	(81,937)
Increase (decrease) in cash and cash equivalents	—	(3,449)	28	—	(3,421)
Cash and cash equivalents at beginning of period	—	9,616	(18)	1	9,599
Cash and cash equivalents at end of period	$—	$6,167	$10	$1	$6,178

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements including the impact of the ongoing novel coronavirus (“COVID-19”) pandemic and our response to it.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2019 Annual Report on Form 10-K filed with the SEC and in Item 1A – “Risk Factors” of this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 30, 2020 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 23-state service area.  We operate an advanced fiber network spanning over 46,000 fiber route miles across many rural areas and metro communities.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to business and residential customers.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We are focused on expanding our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers.  We leverage our advanced fiber network and tailor our services by developing solutions to fit their specific needs and leveraging a value-

based sales approach.  We continue to enhance our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for our business customers.  In April 2020, we launched ProConnect Unified Communications to businesses in our northern New England markets.  This cloud-based collaboration solution enables users to easily make and receive calls, host video conferences and share files, message and manage features from anywhere and any device.  In October 2020, we expanded the availability of our Microsoft Productivity Suite, another cloud-based collaboration solution, across our entire service area.  This solution includes the Microsoft Teams collaboration platform that combines video meetings, chat, file storage and application integration.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with broadband or bundled services, which includes high-speed Internet, video and phone services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As of September 30, 2020, approximately 75% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps or greater.  The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 Mbps or less.  Over the last two years, we upgraded broadband speeds to more than 750,000 homes and small businesses primarily across our northern New England service areas.  The upgrades enable customers to receive broadband speeds up to three times faster than what was previously available.  We continue to focus on bringing higher broadband speeds and improving customer experience by expanding the availability of 1 Gbps broadband services.  This provides our residential customers with a wider selection of services and programming, as well as provides the speeds they need to enjoy the latest in streaming video applications.  Businesses also get a boost by being able to take full advantage of cloud-based applications.

Our competitive broadband speeds enable us to continue to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 10% as of September 30, 2020 compared to the same period in 2019.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.  In 2019, we launched in our northern New England markets, CCiTV, which is a customizable, cloud-enabled video service that supports a wide variety of viewing habits.  Content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.  CCiTV helps align our product offering with consumer habits using an app-based approach to video as well as reduce our operating costs.  We expanded CCiTV to customers in our Texas markets in June 2020 and in our California and Illinois markets in October 2020.  We continue to work on the expansion of CCiTV to our other service areas.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 7% as of September 30, 2020 compared to the same period in 2019.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Recent Developments

Searchlight Investment

On September 13, 2020, we entered into an investment agreement (the “Investment Agreement”) with an affiliate of Searchlight Capital Partners, L.P. (“Searchlight”).  In connection with the Investment Agreement, affiliates of Searchlight have committed to invest up to an aggregate of $425.0 million in the Company.  The investment commitment is structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and a contingent payment right (“CPR”) that is convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9% of the Company’s common stock.  In addition, Searchlight will receive the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”).

In the second stage of the transaction, Searchlight will invest an additional $75.0 million and will be issued the Note, which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion.  The Note may be issued to Searchlight prior to the closing of the second stage of the transaction upon the occurrence of certain events.  The Note bears interest at 9.0% per annum from the date of the closing of the first stage of the transaction and is payable semi-annually in arrears.  Upon conversion of the Note, dividends on the preferred stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears.  In addition, following shareholder approval, if received, the CPR will be convertible into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.  The closing of the second stage of the transaction is subject to the receipt of FCC and Hart Scott Rodino approvals and the satisfaction of certain other customary closing conditions. We expect the closing of the second stage to be completed in mid-2021.

The proceeds from the strategic investment with Searchlight provides us additional capital to accelerate our growth plans and provide significant benefits to our consumer, commercial and carrier customers. With the strategic investment, we intend to enhance our fiber infrastructure and accelerate our investments in high-growth and competitive areas.  We will continue to invest in the expansion of commercial and carrier services, particularly through building fiber laterals and expanding our network in existing markets.  In addition, we will continue to focus on significantly increasing broadband speeds, expanding the availability of our 1 Gbps broadband services and providing a faster and more efficient network in targeted regions.  Through the expansion of our fiber network, we intend to upgrade more than 1 million residential and small business premises to fiber-to-the-home/premise (“FTTH”). Our investment in more competitive broadband speeds is critical to our long-term success. The strategic investment with Searchlight provides us a valued partner with significant experience deploying broadband infrastructure as we continue to execute our fiber-focused strategy and grow broadband services.

Refinancing of Long-term Debt

On October 2, 2020, the Company and certain of its wholly-own subsidiaries completed a refinancing of our long-term debt through the issuance of $2,250.0 million in new secured debt and retired all of our existing then outstanding debt obligations.  As described in the “Liquidity and Capital Resources” section, we entered into a new credit agreement which consists of term loans in the aggregate amount of $1,250.0 million and a $250.0 million revolving credit facility. On October 2, 2020, we also issued $750.0 million aggregate principal amount of 6.50% senior secured notes due 2028. The refinancing extended the maturities of our debt obligations and improved our liquidity, which, combined with the strategic investment with Searchlight, provides us the immediate flexibility to support our planned expansion of our fiber network and revenue growth plan.

COVID-19 Pandemic

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

While we have not seen a significant adverse impact to our financial results from COVID-19 to date, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Capital markets and the US economy have also been significantly impacted by the pandemic and an economic recession. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.  See Part II, Item 1A – “Risk Factors”.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act includes, among other things, deferral of certain employer payroll tax payments, the delay in payment of minimum required pension contributions due in 2020 until January 1, 2021 and certain income tax law changes including modifications to the net interest deduction limitations.  In April 2020, we began deferring the payment of the employer portion of Social Security taxes and estimate that approximately $12.0 million for employer payroll tax payments otherwise due in 2020 will be deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  We elected not to delay the payment of our minimum required pension contributions due in 2020 and have made all scheduled quarterly pension contributions during 2020. The CARES Act is not expected to have a material impact on our consolidated financial statements.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and nine months ended September 30, 2020 and 2019.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
(In millions, except for percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$90.2	$88.7	$1.5	2%	$269.3	$265.4	$3.9	1%
Voice services	45.3	46.6	(1.3)	(3)	136.8	141.8	(5.0)	(4)
Other	10.9	11.8	(0.9)	(8)	33.0	40.4	(7.4)	(18)
	146.4	147.1	(0.7)	(0)	439.1	447.6	(8.5)	(2)
Consumer:
Broadband (Data and VoIP)	67.1	65.5	1.6	2	196.8	192.7	4.1	2
Video services	18.5	20.5	(2.0)	(10)	56.8	61.5	(4.7)	(8)
Voice services	42.8	45.5	(2.7)	(6)	129.1	136.6	(7.5)	(5)
	128.4	131.5	(3.1)	(2)	382.7	390.8	(8.1)	(2)
Subsidies	18.1	18.1	—	—	54.6	54.3	0.3	1
Network access	32.0	34.2	(2.2)	(6)	94.0	105.0	(11.0)	(10)
Other products and services	2.2	2.5	(0.3)	(12)	7.5	7.8	(0.3)	(4)
Total operating revenues	327.1	333.4	(6.3)	(2)	977.9	1,005.5	(27.6)	(3)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	144.4	146.6	(2.2)	(2)	421.7	438.7	(17.0)	(4)
Selling, general and administrative costs	65.1	70.1	(5.0)	(7)	197.7	222.6	(24.9)	(11)
Depreciation and amortization	80.2	93.1	(12.9)	(14)	244.0	289.6	(45.6)	(16)
Total operating expenses	289.7	309.8	(20.1)	(6)	863.4	950.9	(87.5)	(9)
Income from operations	37.4	23.6	13.8	58	114.5	54.6	59.9	110
Interest expense, net	(31.7)	(34.3)	(2.6)	(8)	(95.2)	(103.3)	(8.1)	(8)
Gain on extinguishment of debt	—	1.1	(1.1)	(100)	0.2	1.4	(1.2)	(86)
Other income, net	13.4	11.2	2.2	20	38.5	27.5	11.0	40
Income tax expense (benefit)	4.6	1.2	3.4	283	13.9	(5.7)	19.6	344
Net income (loss)	14.5	0.4	14.1	3,525	44.1	(14.1)	58.2	413
Net income attributable to noncontrolling interest	—	0.1	(0.1)	(100)	0.2	0.3	(0.1)	(33)
Net income (loss) attributable to common shareholders	$14.5	$0.3	$14.2	4,733	$43.9	$(14.4)	$58.3	405

Adjusted EBITDA (1)	$132.2	$131.0	$1.2	1%	$396.9	$392.7	$4.2	1%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2020	2019	Change	% Change
Consumer customers	562,587	602,482	(39,895)	(7)%

Voice connections	794,333	854,430	(60,097)	(7)
Data connections	792,211	784,151	8,060	1
Video connections	77,854	86,446	(8,592)	(10)
Total connections	1,664,398	1,725,027	(60,629)	(4)%

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

Data and transport services revenues increased $1.5 million and $3.9 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to continued growth in Metro Ethernet and VoIP services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate. We are also a full service 9-1-1 provider and have installed and now maintain two turn-key, state of the art statewide next-generation emergency 9-1-1 systems.  These systems, located in Maine and Vermont, have processed over four million calls relying on the caller's location information for routing. As of October 29, 2020, we are no longer the 9-1-1 service provider in Vermont.  Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and are expected to provide the foundation to handle future communication modes such as texting and video.

Voice services revenues decreased $1.3 million and $5.0 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to an 7% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues.  Other services revenues decreased $0.9 million and $7.4 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to a decline in business system sales.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  Broadband services revenues increased $1.6 million and $4.1 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 despite a decrease in data and VoIP connections of 4% and 15%, respectively, primarily as a result of price increases implemented during 2020.

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

Video services revenues decreased $2.0 million and $4.7 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to an 11% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $2.7 million and $7.5 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to an 8% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues increased $0.3 million during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a one-time adjustment in 2020 related to National Exchange Carrier Association (“NECA”) subsidies.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-

distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access revenues decreased $2.2 million and $11.0 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily as a result of the continuing decline in minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues.  Other products and services revenues decreased $0.3 million during each of the quarter and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to a decline in telephone directory and video advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $2.2 million and $17.0 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to a decline in employee salaries and benefits in 2020 as a result of a reduction in headcount through cost savings initiatives.  Cost of goods sold related to equipment sales decreased from a decline in business system sales in the current year.  Video programming costs also decreased as a result of a 10% decline in video connections.  In addition, contract labor costs and repair and maintenance expense decreased as a result of operating efficiency improvements.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $5.0 million and $24.9 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to a decline in integration and severance costs incurred in 2019 in connection with cost savings initiatives.  Employee salaries and benefits also declined in 2020 as a result of a reduction in headcount.  In addition, contract labor costs decreased as a result of operating efficiency improvements.   However, customer acquisition costs increased related to the amortization of sales commissions following the adoption of ASC 606.  Real estate taxes also increased due to property tax abatements received in 2019.

Depreciation and Amortization

Depreciation and amortization expense decreased $12.9 million and $45.6 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to certain acquired assets becoming fully depreciated or amortized.  Depreciation expense also declined due to the sale of utility poles located in the state of Vermont in June 2019.  These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to success-based capital projects for consumer and commercial services as well as network enhancements and customer service improvements.

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

The annual FCC price cap filing was made on June 15, 2020 and became effective on July 1, 2020.  This filing reflects the final phase down of end office switching rates for our rate of return companies.  The net impact is a decrease of approximately $2.0 million in network access and CAF ICC support funding for the July 2020 through June 2021 tariff period.

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

In January 2020, the FCC approved a report and order on the RDOF addressing the CAF Phase II transition, letter of credit and auction process.  The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers.  Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years.  The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream.  There are three additional tiers including 50 Mbps downstream/5 Mbps upstream, 100 Mbps downstream/20 Mbps upstream and 1 Gbps downstream/500 Mbps upstream.  The auction is a reverse auction process with higher weighting for those that choose a higher speed buildout requirement.  The auction process is scheduled to occur on October 29, 2020.  CAF Phase II funding has been extended through December 31, 2021 for price cap holding companies.  The FCC has issued the final census block groups with locations and reserve price.  We filed the RDOF short form application on July 14, 2020 and was listed as a qualified bidder by the FCC on October 13, 2020.  The transition in funding from CAF Phase II to the RDOF could result in a material change in the level of funding we receive from the FCC as of 2022.

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

CARES Act Funding

States are reviewing opportunities to use federal CARES Act funding to assist in the deployment of broadband to unserved and underserved areas within their respective states.  All broadband build outs must be completed by year end to receive funding.  New Hampshire allocated $50.0 million of CARES Act funding to fund broadband expansion to unserved and underserved locations throughout the state.  Request for proposals were submitted and Consolidated was granted $3.5 million to build high-speed Internet networks for homes and businesses in Danbury, Springfield and Mason.  The state will fund 10% upfront with the remainder upon completion of projects by December 31, 2020.  Any project not completed by December 31, 2020 will not receive the remainder of its funding.  Vermont has identified 69,000 locations that are unserved or underserved in the state and is issuing approximately $14.0 million in funding.  Vermont has completed three rounds of grants.  Due to the late nature of Vermont’s process and the requirement to complete the projects by December 31, 2020, we withdrew our bid to participate.  We will review and address other states as more information becomes available.

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

Non-Operating Items

Other Income and Expense, Net

Interest expense, net of interest income, decreased $2.6 million and $8.1 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to a decline in variable interest rates on borrowings under our credit facilities.  The decrease in interest expense was also due to a reduction in interest on our 6.50% Senior Notes due 2022 (“Senior Notes”), as described in the “Liquidity and Capital Resources” section below, as a result of the partial repurchase of $59.5 million of the aggregate principal amount of the Senior Notes from June 2019 through September 2020.

During the nine months ended September 30, 2020, we repurchased $4.5 million of the aggregate principal amount of our Senior Notes and recognized a gain on extinguishment of debt of $0.2 million in connection with the partial repurchase of the Senior Notes.  During the quarter and nine months ended September 30, 2019, we repurchased $23.1 million and $27.7 million of the aggregate principal amount of our Senior Notes and recognized a gain on extinguishment of debt of $1.1 million and $1.4 million, respectively, in connection with the partial repurchase of the Senior Notes.

Other income increased $2.2 million and $11.0 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to a decrease in pension and post-retirement expense of $2.0 million and $6.7 million, respectively.  See Note 10 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.  Investment income increased $0.3 million and $0.7 million during the quarter and nine months ended September 30, 2020, respectively, from our wireless partnership interests. In addition, during the nine months ended September 30, 2020, we recognized a gain of $3.7 million on the sale of our 39 GHz wireless spectrum licenses.

Income Taxes

Income taxes increased $3.4 million and $19.6 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.  Our effective tax rate was 23.9% and 75.6% for the quarters ended September 30, 2020 and 2019, respectively, and 23.9% and 28.8% for the nine months ended September 30, 2020 and 2019, respectively. During the quarter ended September 30, 2019, we settled a state examination and recorded an increase of $0.6 million in state tax expense.  In addition, for the quarters and nine months ended September 30, 2020 and 2019, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings. Exclusive of these adjustments, our effective tax rate for the quarters and nine months ended September 30, 2020 and 2019 would have been approximately 23.9% and 35.4% and approximately 23.9% and 32.1%, respectively.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and nine months ended September 30, 2020 and 2019:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, unaudited)	2020	2019	2020	2019
Net income (loss)	$14,582	$389	$44,140	$(14,109)
Add (subtract):
Interest expense, net of interest income	31,661	34,250	95,215	103,270
Income tax expense (benefit)	4,576	1,204	13,892	(5,719)
Depreciation and amortization	80,220	93,048	244,024	289,595
EBITDA	131,039	128,891	397,271	373,037

Adjustments to EBITDA:
Other, net (1)	(13,412)	(9,630)	(37,656)	(13,075)
Investment distributions (2)	12,350	10,905	32,046	28,823
Gain on extinguishment of debt	—	(1,121)	(234)	(1,370)
Non-cash, stock-based compensation	2,263	1,928	5,487	5,240
Adjusted EBITDA	$132,240	$130,973	$396,914	$392,655

(1)	Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs, including severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

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

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$297,350	$248,637
Investing activities	(144,812)	(170,121)
Financing activities	(65,214)	(81,937)
Change in cash and cash equivalents	$87,324	$(3,421)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $297.4 million during the nine-month period ended September 30, 2020, an increase of $48.7 million compared to the same period in 2019. Cash flows provided by operating activities increased as a result of an increase in earnings primarily from a reduction in operating expenses through cost management initiatives and improved operating efficiencies.  In addition, interest payments decreased approximately $8.2 million from prior year due a decrease in variable interest rates in 2020.  In response to the potential impacts of the COVID-19 pandemic, we have elected the deferral of certain employer payroll tax payments under the CARES Act of approximately $7.8 million during the nine months ended September 30, 2020.  Cash distributions received from our wireless partnerships also increased $3.2 million during the nine-month period ended September 30, 2020 compared to the same period in 2019.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $144.8 million during the nine-month period ended September 30, 2020 and consisted primarily of cash used for capital expenditures and cash received from the sale of assets.  Capital expenditures continue to be our primary recurring investing activity and were $152.2 million and $184.3 million during the nine-month periods ended September 30, 2020 and 2019, respectively.

Cash proceeds from the sale of assets decreased $7.4 million during the nine-month period ended September 30, 2020.  During the nine months ended September 30, 2020, we received cash proceeds of $3.7 million on the sale of our 39 GHz wireless spectrum licenses.  During the nine months ended September 30, 2019, we received cash proceeds of approximately $12.4 million for the sale of utility poles located in the state of Vermont.

Cash Flows Used In Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings, and repurchases of debt.

Long-term Debt

Credit Agreement

In October 2016, the Company, through certain of its wholly owned subsidiaries, entered into a Third Amended and Restated Credit Agreement with various financial institutions (as amended, the “Credit Agreement”).  Subsequent to September 30, 2020, the Credit Agreement was terminated on October 2, 2020 and the Company entered into a new credit agreement, as described below, to refinance its existing indebtedness.  Prior to the refinancing, the Credit Agreement consisted of a $110.0 million revolving credit facility, an initial term loan in the aggregate amount of $900.0 million (the “Initial Term Loan”) and an incremental term loan in the aggregate amount of $935.0 million (the “Incremental Term Loan”), collectively (the “Term Loans”).  The Credit Agreement also included an incremental loan facility which provided the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million and (b) an amount which would cause its senior secured leverage ratio not to exceed 3.00:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement were secured by substantially all of the assets of the Company and its subsidiaries, with the exception of Consolidated Communications of Illinois Company and our majority-owned subsidiary, East Texas Fiber Line Incorporated.

The Initial Term Loan was issued in an original aggregate principal amount of $900.0 million with a maturity date of October 5, 2023, but was subject to earlier maturity on March 31, 2022 if the Company’s unsecured Senior Notes due in October 2022 were not repaid in full or redeemed in full on or prior to March 31, 2022.  The Initial Term Loan contained an original issuance discount of 0.25% or $2.3 million, which was being amortized over the term of the loan.  The Initial Term Loan required quarterly principal payments of $2.25 million and had an interest rate of 3.00% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

The Incremental Term Loan was issued in an original aggregate principal amount of $935.0 million and included an original issue discount of 0.50%, which was being amortized over the term of the loan. The Incremental Term Loan had the same maturity date and interest rate as the Initial Term Loan and required quarterly principal payments of $2.34 million.

Prior to the termination of the Credit Agreement, our revolving credit facility had a maturity date of October 5, 2021 and an applicable margin (at our election) of between 2.50% and 3.25% for LIBOR-based borrowings or between 1.50% and 2.25% for alternate base rate borrowings, in each case depending on our total net leverage ratio.  As of September 30, 2020, there were no borrowings outstanding under the revolving credit facility. At December 31, 2019, borrowings of $40.0 million were outstanding under the revolving credit facility, which consisted of LIBOR-based borrowings of $30.0 million and alternate base rate borrowings of $10.0 million.  Stand-by letters of credit of $18.1 million were outstanding under our revolving credit facility as of September 30, 2020. The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2020, $91.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.00% and 4.80% as of September 30, 2020 and December 31, 2019, respectively.  Interest was payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contained various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness and issue certain capital stock.  We have agreed to maintain certain financial ratios, including interest coverage and total net leverage ratios, all as defined in the Credit Agreement.  Among other things, it will be an event of default if our total net leverage ratio or interest coverage ratio as of the end of any fiscal quarter is greater than 5.25:1.00 or less than 2.25:1.00, respectively. As of September 30, 2020, our total net leverage ratio under the Credit Agreement was 4.21:1.00, and our interest coverage ratio was 3.92:1.00.  As of September 30, 2020, we were in compliance with the Credit Agreement covenants.

Refinancing of Credit Agreement

On October 2, 2020, the Company, through certain of its wholly owned subsidiaries, entered into a Credit Agreement (the “New Credit Agreement”) with various financial institutions. The New Credit Agreement consists of term loans in the aggregate amount of $1,250.0 million (the “New Term Loans”), with a maturity date of October 2, 2027 and a $250 million revolving credit facility (the “Revolving Facility”), with a maturity date of October 2, 2025.  The New Term Loans included an original issue discount of 1.5% and requires quarterly principal payments of $3.1 million beginning on December 31, 2020.  The New Term Loans bear interest at a rate of 4.75% plus LIBOR subject to a 1.00% LIBOR floor and the spread on the Revolving Facility consists of a range from 4.00% for LIBOR-based borrowings to 3.00% for base rate loans, with a 0.25% reduction in each case if the leverage ratio, as defined in the New Credit Agreement, does not exceed 3.20 to 1.00.  The New Credit Agreement also includes the ability to borrow or incur, subject to certain terms and conditions, incremental loans or incremental revolving facilities in an aggregate amount of up to the greater of (a) $300.0 million plus (b) an amount which would not cause its senior secured leverage ratio to exceed 3.70 to 1.00. The New Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.  In connection with entering into the New Credit Agreement and the termination of the Credit Agreement, we expect to recognize a loss on the extinguishment of debt, which could range from approximately $10.0 million to $20.0 million, during the quarter ended December 31, 2020.

6.50% Senior Notes due 2022

In September 2014, we completed an offering of $200.0 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “Existing Notes”).  The Existing Notes were priced at par, which resulted in total gross proceeds of $200.0 million.  On June 8, 2015, we completed an additional offering of $300.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 (the “New Notes” and together with the Existing Notes, the “Senior Notes”).  The New Notes were issued as additional notes under the same indenture pursuant to which the Existing Notes were previously issued on in September 2014.  The New Notes were priced at 98.26% of par with a yield to maturity of 6.80% and resulted in total gross proceeds of approximately $294.8 million, excluding accrued interest.  The discount was being amortized using the effective interest method over the term of the notes. Subsequent to September 30, 2020, as part of the Company’s refinancing of its existing indebtedness in October 2020, a notice of redemption was issued to holders of the Senior Notes to redeem all of the outstanding Senior Notes, as described below.

The Senior Notes were to mature on October 1, 2022 and interest was payable semi-annually on April 1 and October 1 of each year.  Consolidated Communications, Inc. (“CCI”) was the primary obligor under the Senior Notes, and we and the majority of our wholly-owned subsidiaries fully and unconditionally guaranteed the Senior Notes.  The Senior Notes were senior unsecured obligations of the Company.

During the nine months ended September 30, 2020, we repurchased $4.5 million of the aggregate principal amount of the Senior Notes for $4.2 million and recognized a gain on extinguishment of debt of $0.2 million.  During the quarter and nine months ended September 30, 2019, we repurchased $23.1 million and $27.7 million, respectively, of the aggregate principal amount of the Senior Notes.  In connection with the partial repurchase of the Senior Notes, we paid $21.7 million and $26.0 million and recognized a gain on extinguishment of debt of $1.1 million and $1.4 million during the quarter and nine months ended September 30, 2019, respectively.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contained customary covenants that, among other things, limits CCI’s and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contained customary events of default.  As of September 30, 2020, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Senior Secured Notes Offering and Redemption of Senior Notes due 2022

On October 2, 2020, CCI issued $750.0 million aggregate principal amount of 6.50% unsubordinated secured notes due 2028 (the “2028 Notes”).  The 2028 Notes were priced at par and bear interest at a rate of 6.50%, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.  The 2028 Notes will mature on October 1, 2028.  The 2028 Notes are unsubordinated secured obligations of the Company, secured by a first priority lien on the collateral that secures the Company’s obligations under the New Credit Agreement. The 2028 Notes are fully and unconditionally guaranteed on a first priority secured basis by the Company and the majority of our wholly-owned subsidiaries.

On October 2, 2020, a notice of redemption was issued to holders of the Senior Notes to redeem all outstanding Senior Notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest through the redemption date.  A portion of the proceeds from the issuance of the 2028 Notes were deposited with the trustee to pay and discharge the entire indebtedness under the Senior Notes.  The Senior Notes will be redeemed on November 2, 2020, in accordance with the notice of redemption.  In connection with the redemption of the Senior Notes, we expect to recognize a loss on the extinguishment of debt, which could range from approximately $5.0 million to $10.0 million, during the quarter ended December 31, 2020.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2020 and 2040.  As of September 30, 2020, the present value of the minimum remaining lease commitments was approximately $18.3 million, of which $5.5 million was due and payable within the next twelve months. The leases require total remaining rental payments of $21.6 million as of September 30, 2020.

Dividends

We paid $55.4 million in dividend payments to stockholders during the nine-month period ended September 30, 2019.  On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on reducing debt and the de-leveraging of our balance sheet in order to create long-term value for our stockholders.  Future dividend payments, if any, are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2020	2019
Cash and cash equivalents	$99,719	$12,395
Working capital (deficit)	3,316	(67,429)
Current ratio	1.01	0.72

Our net working capital improved $70.7 million as of September 30, 2020 compared to December 31, 2019 primarily as a result of an increase in cash and cash equivalents of $87.3 million driven by cost savings initiatives and our capital allocation plan implemented in 2019, which prioritizes improving our leverage ratio and maximizing our cash and liquidity position. In addition, in response to the potential impacts of the COVID-19 pandemic, we have elected the deferral of certain employer payroll tax payments under the CARES Act of approximately $7.8 million during the nine months ended September 30, 2020.  However, working capital was reduced by a net increase in accounts payable and accrued compensation and expense of $10.6 million related to the timing of expenditures.  Working capital was also impacted by an increase in accrued interest of $7.3 million at September 30, 2020 related to the timing of the semi-annual interest payments for our Senior Notes.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to fund expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control. Due to the uncertainty and unpredictability related to the potential impacts of the COVID-19 pandemic on our business, we will continue to closely manage our cash and monitor liquidity.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of September 30, 2020, we had approximately $11.5 million of these bonds outstanding.

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

In 2020, we expect to make contributions totaling approximately $24.0 million to our Pension Plans and $8.9 million to our other post-retirement benefit plans. As of September 30, 2020, we have contributed $19.8 million and $6.8 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. Under the CARES Act, the payment of minimum required pension contributions due in 2020 may be delayed until January 1, 2021. We have elected not to delay the payment of our minimum required pension contributions in 2020. On October 15, 2020, we made our scheduled quarterly contribution of $4.2 million to the Pension Plan.

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

Regulatory Matters

We receive ongoing ICC Eligible Recovery support for our rate of return ILECs that participate in the NECA pooling process.  The support for 2020 is approximately $3.2 million and is expected to decline by 5% per year through 2021.  During the quarter and nine months ended September 30, 2020, we recognized subsidies revenue of $0.8 million and $2.4 million, respectively, related to our ongoing ICC Eligible Recovery support.

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

As of September 30, 2020, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor.  Based on our variable rate debt outstanding as of September 30, 2020, a 1.00% increase in market interest rates would increase annual interest expense by approximately $0.8 million. A 1.00% decrease in current interest rates would not impact annual interest expense on our variable rate debt due to the 1.00% LIBOR floor.

As of September 30, 2020, the fair value of our interest rate swap agreements amounted to a net liability of $34.0 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $29.8 million as of September 30, 2020.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2020.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.  EXHIBITS

10.1

Investment Agreement, dated as of September 13, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 13, 2020).

10.2

Governance Agreement, dated as of September 13, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 13, 2020).

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

October 30, 2020	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

October 30, 2020	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)