Form 10-K
period 2020-12-31
Consolidated Communications Holdings, Inc.
filed 2021-02-26
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $485,618,951 based on the closing price as reported on the NASDAQ Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 22, 2021, the registrant had 79,213,100 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

Item 1. Business.

Consolidated Communications Holdings, Inc. is a Delaware holding company with operating subsidiaries that provide a wide range of communication solutions to consumer, commercial and carrier channels across a 23-state service area.  We were founded in 1894 as the Mattoon Telephone Company.  After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company in 1924.  We were incorporated under the laws of Delaware in 2002, and through our predecessors, we have been providing communication services in many of the communities we serve for more than 125 years.

In addition to our focus on organic growth in our commercial and carrier channels, we have achieved business growth and diversification of revenue and cash flow streams that have created a strong platform for future growth through our acquisitions over the last 15 years.  Through this strategic expansion, we have positioned our business to provide competitive services in rural, suburban and metropolitan markets spanning the country. Marking a pivotal moment for Consolidated, in 2020, we entered into a strategic investment with an affiliate of Searchlight Capital Partners L.P. (“Searchlight”). We also completed a global debt refinancing, as described below, which in combination provides us with greater flexibility to support our fiber expansion and growth plans. This strategic investment offered an immediate capital infusion. It will deliver significant benefits to the customers and communities we serve, and create a stronger and more resilient company that is well-positioned to further expand and grow broadband services to meet ever-evolving customer needs.

We are closely monitoring the impact on our business of the coronavirus (“COVID-19”) pandemic. For a discussion of the risks related to COVID-19, refer to Part I - Item 1A – “Risk Factors” and for a discussion of the impacts of COVID-19 on our business, refer to Part II - Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data”.

Recent Business Developments

On September 13, 2020, we entered into an investment agreement (the “Investment Agreement”) with Searchlight, a global private equity firm.  In connection with the Investment Agreement, affiliates of Searchlight have committed to invest up to an aggregate of $425.0 million, which will enable Consolidated to accelerate our growth plan, expand the Company’s fiber infrastructure and invest in high-growth and competitive areas of our business.  The investment commitment is structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 8% of the Company’s common stock. In addition, Searchlight has received a contingent payment right (“CPR”) convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 16.9% of the Company’s common stock, and the right to receive an unsecured subordinated note with a principal amount of approximately $395.5 million. In the second stage, upon receipt of Federal Communications Commission (“FCC”) and Hart Scott Rodino approvals and the satisfaction of certain other customary closing conditions, Searchlight will invest an additional $75.0 million and will be issued the note, which will be convertible into shares of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the note at that time. In addition, in the second stage and following shareholder approval, the CPR will be convertible into an additional 10.1% of the Company’s common stock. We expect the closing of the second stage to be completed in mid-2021. Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.

In addition, on October 2, 2020, the Company and certain of its wholly-owned subsidiaries completed a global refinancing of our long-term debt through the issuance of $2,250.0 million in new secured debt and retired all of its then outstanding debt.  The new credit agreement consists of a five-year $250.0 million revolving credit facility and a seven-year term loan in the aggregate amount of $1,250.0 million. The Company also raised $750.0 million aggregate principal amount of 6.50% senior secured notes due 2028. On January 15, 2021, the Company issued an additional $150.0 million aggregate principal amount of incremental term loans under the credit agreement.

See Notes 4 and 7 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a more detailed discussion of these transactions and the debt refinancing.

Description of Our Business

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 23-state service area by leveraging our advanced fiber network, which spans over 46,600 fiber route miles across many rural areas and metro communities.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Consolidated is dedicated to turning technology into solutions, connecting people and enriching how our customers work and live.

We generate the majority of our consolidated operating revenues primarily from subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to consumer, commercial and carrier customers.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We are focused on enhancing our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers.  We leverage our advanced fiber network and tailor our services for business customers by developing solutions to fit their specific needs.  Additionally, we are continuously enhancing our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for businesses.  We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with a competitive broadband service.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services, and progressively increasing speeds.  We offer data speeds of up to 1 Gigabits per second (“Gbps”) in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the network provides.

Our investment in more competitive broadband speeds is critical to our long-term success. With the investment from Searchlight and the concurrent debt refinancing, we can immediately accelerate the investment in our network, most notably to upgrade over the next five years approximately 1.6 million residential and small business premises to fiber-to-the-home/premise (“FTTP”) enabling multi-Gig symmetrical speeds.  The network investments will be made across seven states including more than 1 million passings within our northern New England service areas. Our fiber build plan includes the upgrade of approximately 300,000 homes and small businesses in 2021. By leveraging our existing dense core fiber network and an accelerated build plan, we will be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities. As we invest in network upgrades, we believe we will see stable-to-improved trends in revenue growth and increased broadband penetration. We believe these fiber investments will help us future-proof our network and facilitate the continued transformation of Consolidated into a leading super-regional fiber communications service provider.

Searchlight is a value-added partner in our execution of this investment and brings a differentiated perspective to our broadband-first strategy. They are an experienced broadband and fiber infrastructure investor and they bring significant experience investing in FTTP and broadband expansion. Through our partnership with Searchlight, we will enhance our ability to invest in our business and pursue future growth opportunities as we transform our company in order to create long-term value.

A discussion of factors potentially affecting our operations is set forth in Part I – Item 1A – “Risk Factors”, which is incorporated herein by reference.

Sources of Revenue

The following tables summarize our sources of revenue and key operating statistics for the last three fiscal years:

	2020		2019		2018
		% of		% of		% of
(In millions, except for percentages)	$	Revenues	$	Revenues	$	Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$362.1	27.8%	$355.3	26.6%	$349.4	25.0%
Voice services	181.7	13.9	188.3	14.1	202.9	14.5
Other	45.1	3.5	52.9	4.0	56.4	4.0
	588.9	45.2	596.5	44.6	608.7	43.5
Consumer:
Broadband (Data and VoIP)	263.1	20.1	257.1	19.2	253.1	18.1
Video services	74.3	5.7	81.4	6.1	88.4	6.3
Voice services	170.5	13.1	180.8	13.5	202.0	14.4
	507.9	38.9	519.3	38.9	543.5	38.8

Subsidies	72.0	5.5	72.4	5.4	83.4	6.0
Network access	125.3	9.6	138.1	10.3	152.6	10.9
Other products and services	9.9	0.8	10.2	0.8	10.9	0.8
Total operating revenues	$1,304.0	100.0%	$1,336.5	100.0%	$1,399.1	100.0%

Key Operating Statistics

	As of December 31,
	2020	2019	2018
Consumer customers	554,763	582,818	628,649

Voice connections	779,590	835,997	902,414
Data connections	792,200	784,165	778,970
Video connections	76,041	84,171	93,065
Total connections	1,647,831	1,704,333	1,774,449

All telecommunications providers continue to face increased competition as a result of technology changes and legislative and regulatory developments in the industry.  We continue to focus on commercial growth opportunities and are continually expanding our commercial product offerings for small, medium and large businesses to capitalize on industry technological advances.  In addition, we expect our broadband services revenue to continue to grow as consumer and commercial demands for data-based services and higher speeds increase, which will offset, in part, the anticipated decline in traditional voice services impacted by the ongoing industry-wide reduction in residential access lines.

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication solutions to business customers of all sizes, including many services over our advanced fiber network.  The services we offer include scalable high-speed broadband Internet access and Voice over Internet Protocol (“VoIP”) phone services, which range from basic service plans to virtual hosted systems. Our hosted VoIP package utilizes soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system.  The package bundles local service, calling features, Internet protocol (“IP”) business telephones and unified messaging, which integrates multiple messaging technologies into a single system and allows the customer to receive and listen to voice messages through email.

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

Voice Services

Voice services include local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  We are also a full service 9-1-1 provider and have installed and maintained two turn-key, state of the art statewide next-generation emergency 9-1-1 systems.  These systems, located in Maine and Vermont, have processed several million calls relying on the caller's location information for routing.  As of October 29, 2020, we are no longer the 9-1-1 service provider in Vermont.  Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and are expected to provide the foundation to handle future communication modes such as texting and video.

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

Video Services

Depending on geographic market availability, our linear video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and

Pay-Per-View channels as well as video On-Demand service.  Certain customers may also subscribe to high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our Whole Home DVR allows customers the ability to watch recorded shows on any television in the home, record multiple shows simultaneously and utilize an intuitive on-screen guide and user interface.  Our TV Everywhere service available in certain markets, allows our video subscribers to watch their favorite shows, movies and livestreams on any device.  In addition, we offer in-demand streaming content, including: ATT TV, fuboTV, Philo and HBO NOW®.

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

No one customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2020, 2019 and 2018.

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

For the years ended December 31, 2020, 2019 and 2018, we recognized income of $40.7 million, $37.7 million and $39.3 million, respectively, and received cash distributions of $41.5 million, $35.8 million and $39.1 million, respectively, from these wireless partnerships.

Network Architecture and Technology

We have made significant investments in our technologically advanced telecommunications networks and continue to enhance and expand our network by deploying technologies to provide additional capacity to our customers.  As a result, we are able to deliver high-quality, reliable data, video and voice services in the markets we serve.  Our wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas.  By bringing the fiber network closer to the customer premise, we can increase our service offerings, quality and bandwidth services.  Our existing network enables us to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of wireless data devices in our customers’ homes and businesses.

Our networks are supported by advanced 100% digital switches, with a core fiber network connecting all remote exchanges.  We continue to enhance our copper network to increase bandwidth in order to provide additional products and services to our marketable homes.  In addition to our copper plant enhancements, we have deployed fiber-optic cable extensively throughout our network, resulting in a 100% fiber backbone network that supports all of the inter-office and host-remote links, as well as the majority of business parks within our service areas.  In addition, this fiber infrastructure provides the connectivity required to provide broadband and long-distance services to our residential and commercial customers.  Our fiber network utilizes FTTP and fiber-to-the-node (“FTTN”) networks to offer bundled residential and commercial services.

We operate advanced fiber networks which we own or have entered into long-term leases for fiber network access.  At December 31, 2020, our fiber-optic network consisted of over 46,600 route-miles, which includes approximately 8,130 miles of FTTP deployments, approximately 19,900 route miles of fiber located in the northern New England area, approximately 3,880 miles of fiber network in Minnesota and surrounding areas, approximately 4,310 miles of fiber network in Texas including an expansion into the greater Dallas/Fort Worth market, approximately 1,730 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 2,240 miles of fiber network in Illinois, approximately 1,100 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area and approximately 1,110 route-miles of fiber optic facilities in Kansas City that service the greater Kansas City area, including both Kansas and Missouri.  Our remaining network includes approximately 4,260 route-miles spanning across various states including portions of Alabama, Colorado, Florida, Georgia, Massachusetts, New York, Ohio, Pennsylvania and Washington.

As of December 31, 2020, we passed more than 2.7 million homes and have direct fiber connections to 13,564 on-net commercial building locations. We intend to continue to make strategic enhancements to our network including improvements in overall network reliability and increases to our broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  The majority of the homes in our recently acquired northern New England service territories have availability to broadband speeds of 20 Mbps or less.  As part of the strategic investment and equity partnership with Searchlight, we plan to accelerate our fiber build plan and extend fiber coverage enabling multi-Gig data speeds to over 70% of our passings by 2025. The upgrades will be made primarily across seven states including more than 1 million passings within the northern New England service areas to significantly enhance our broadband speeds. Further network investments will enable us to continue to meet consumer demand for faster broadband speeds, symmetrical broadband and more bandwidth consumption as well as more effectively serve our commercial customers.

Through our extensive fiber network, we are also able to support the increased demand on wireless carriers for data bandwidth.  In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.  As of December 31, 2020, we had 3,589 cell sites in service and an additional 260 future sites pending completion.

Sales and Marketing

The key components of our overall marketing strategy include:

●	Organizing our sales and marketing activities around our three customer channels: consumer, commercial and carrier customers;

●	Positioning ourselves as a single point of contact for our customers’ communications needs;

●	Providing customers with a broad array of data, voice and communication solutions;

●	Identifying and broadening our commercial customer needs by developing solutions and providing integrated service offerings;

●	Providing excellent customer service, including 24/7 centralized customer support to coordinate installation of new services, repair and maintenance functions and creating more self-service tools through our online customer portal;

●	Developing and delivering new services to meet evolving customer needs and market demands; and

●	Leveraging our local presence and strong reputation across our market areas.

We currently offer our services through customer service call centers, our website, commissioned sales representatives and third-party sales agents.  Our customer service call centers and dedicated sales teams serve as the primary sales channels for consumer, commercial and carrier services.  Our sales efforts are supported by digital media, direct mail, bill inserts, radio, television and internet advertising, public relations activities, community events and customer promotions.

In addition to our customer service call centers, customers can contact us through our website, online chat and social media.  Our online customer portal enables customers to pay their bills, manage their accounts, order new services and utilize self-service help and support. Our priority is to continue enhancing our comprehensive customer care system in order to produce a high level of customer satisfaction and loyalty, which is important to our ability to reduce churn and generate recurring revenues.

Business Strategies

Transform our Company into a dominate fiber gigabit broadband provider

In 2020, in connection with the Searchlight investment, we announced plans to upgrade and expand our fiber network through a five-year build plan with construction beginning in early 2021. The build plan will include the upgrade of approximately 1.6 million passings to fiber enabling multi gigabit-capable services to over 70% of our passings by 2025. In 2021, we plan to upgrade more than 300,000 homes and small businesses with fiber services and faster broadband speeds. This marks the biggest fiber deployment project in our Company’s history. Our strategy, supported by the Searchlight investment, is to meaningfully upgrade our residential and small business network in those service territories with a predominantly copper-based infrastructure to a FTTP network.  Of the planned upgrades, more than 1 million passings will be upgraded within the northern New England service areas.  The upgraded network will be capable of providing up to 10 Gbps of symmetrical broadband, which we believe will make us the only broadband provider in these markets capable of delivering 10 Gbps symmetrical broadband to consumers. In addition to best-in-class upload and download speeds, we believe the resulting network will offer better reliability, improved speed consistency, and a lower operating cost relative to competing broadband network technologies.  Given these benefits, we believe that our fiber deployment strategy will allow us to realize meaningful improvements in ARPU, broadband subscriber penetration and customer retention.

Continue to grow and invest in commercial and carrier services

Our commercial and carrier strategy is built on leveraging our dense fiber network in key markets to offer IP-based products and services to our small and medium-sized business (“SMB”), enterprise and carrier customers. We will continue transitioning our customer base away from legacy TDM-based products to fiber and IP-based data and transport services, where we see significant opportunity to increase market share in our footprint. We will also make strategic network investments in both existing markets and edge-out locations to enhance our footprint and increase on-net and near-net opportunities. These builds will be focused on projects with high revenue visibility and attractive payback periods. Our carrier strategy entails leveraging our dense fiber network and long-term relationships in key markets to expand our carrier partnerships and grow small cell and fiber-to-the-tower connections. Investing not just in the network, but in these customer relationships, has been core to our success. Our growth strategy is also supported by the continuous evolution of our product offerings. We are regularly developing and enhancing our suite of managed and cloud services, increasing efficiency and enabling greater scalability and reliability for our business customers. We believe that by developing and investing in next-generation fiber-based products, we will be able to further support our customer needs for networking, communications, and collaboration services.

Improve the overall customer experience

We continue to evaluate our operations in order to improve and enhance the overall customer experience for all customers. In conjunction with the five-year fiber build plan, we will also make significant investments in our back-office infrastructure. We expect our full transformation to occur over a multi-year period, with significant consumer customer-facing enhancements to be revealed later in 2021. Our planned enhancements include an improved customer portal where customers can manage all aspects of their service. We will launch expanded e-commerce, omnichannel customer service and self-service capabilities for all customer groups. Our digital transformation projects will improve our order and install processes making the transition to our services more seamless than ever. Our sales process is also being redesigned in order to provide personalized sales channels and a dedicated care team for our fiber customers. We have a culture of delivering the highest quality customer service experience possible and will continue to make investments in our platforms in order to create a truly differentiated customer experience.

Competition

The telecommunications industry is subject to extensive competition, which has increased significantly in recent years.  Technological advances have expanded the types and uses of services and products available.  In addition, differences in the regulatory environment applicable to comparable alternative services have lowered costs for these competitors.  As a result, we face heightened competition but also have new opportunities to grow our broadband business.  Our competitors vary by market and may include other incumbent and competitive local telephone companies; cable operators offering video, data and VoIP products; wireless carriers; long distance providers; satellite companies; Internet service providers, fixed wireless Internet service providers (“WISPs”), online video providers and in some cases new forms of providers who are able to offer a broad range of competitive services.  We expect competition to remain a significant factor affecting our operating results and that the nature and extent of that competition will continue to increase in the future.  See Part I - Item 1A – “Risk Factors – Risks Relating to Our Business”.

Depending on the market area, we compete against Comcast, Charter, AT&T, Mediacom, Armstrong, Suddenlink, First Light, NewWave Communications and a number of other carriers, in both the commercial and consumer markets. Our competitors offer traditional telecommunications services as well as IP-based services and other emerging data-based services. Our competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services we offer.

We continue to face competition from cable, wireless and other fiber data providers as the demand for substitute communication services, such as wireless phones and data devices, continues to increase.  Customers are increasingly foregoing traditional telephone services and land-based Internet service and relying exclusively on wireless service.  Wireless companies are aggressively developing networks using next-generation data technologies in order to provide increasingly faster data speeds to their customers.  In addition, the expanded availability for free or lower cost services, such as video over the Internet, complimentary Wi-Fi service and other streaming devices has increased competition among other providers.  In order to offer competitive services, we continue to invest in our network and business operations in order to offer new and enhanced services including faster broadband speeds, cloud-enabled services and additional over-the-top video content.

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

We expect that competition across all of our customer channels will continue to intensify as new technologies develop and new competition emerges.

Human Capital Resources

As of December 31, 2020, we employed approximately 3,200 employees, including part-time employees.  We also use temporary employees in the normal course of our business.  Approximately 50% of our employees were covered by collective bargaining agreements as of December 31, 2020.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – Risk Factors – “Risks Relating to Our Business”.

Our employees are the cornerstone of our success.  We are committed to providing meaningful, challenging work and opportunities for professional growth in a positive environment. To attract and retain qualified and experienced employees, we offer competitive compensation and benefit packages, which we believe are competitive within the industry and the local markets in which we operate. Our benefit packages, may include, among other items, incentive compensation based on the achievement of financial targets, healthcare and insurance benefits, health savings and flexible spending accounts, a 401(k) savings plan with an employer match, paid time off, and wellness and employee assistance programs. Additionally, for certain eligible directors and employees, we provide long-term incentive compensation, in the form of restricted stock awards. In addition, we are committed to providing employees continuing education and training programs in order for employees to achieve career goals and professional growth.

We seek high-quality employees of all backgrounds and experiences. Honoring our employees as individuals is key to our culture. We believe diversity of backgrounds contributes to different ideas, which in turn drives better results for customers. We respect differences and diversity as qualities that enhance our efforts as a team and believe in and support the principles incorporated in all anti-discrimination and equal employment laws.

We are committed to workplace health and safety. In 2020, in response to the COVID-19 pandemic, we implemented safety protocols and procedures to protect our employees, customers and business partners. These procedures included transitioning as many employees as possible to remote work-from-home arrangements, providing additional safety training and personal protective equipment for customer-facing employees, and complying with social distancing and other health and safety measures as required by federal, state and local governmental agencies.

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

Overview

Our revenues, which include revenues from such telecommunications services as local telephone service, network access service and toll service are subject to broad federal and/or state regulations.  The telecommunications industry is subject to extensive federal, state and local regulation.  Under the Telecommunications Act of 1996 (the “Telecommunications

Act”), federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.

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

The FCC regulates interstate network access charges by imposing price caps on Regional Bell Operating Companies (“RBOCs”) and other large incumbent telephone companies.  Some of our properties operate as RBOCs under price cap regulation while some operate under rate of return regulation for interstate purposes.  These price caps can be adjusted based on various formulas, such as inflation and productivity, and otherwise through regulatory proceedings.  Incumbent telephone companies, such as our incumbent local exchange companies, may elect to base network access charges on price caps, but are not required to do so.

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

Unbundled Network Element Rules

In 2019, the FCC issued two orders on Unbundled Network Element (“UNE”) forbearance.  The first order addressed wholesale discounts on resold services and Voice Grade analog UNE loops and the second order (“Transport Order”), addressed UNE transport between competitive wire centers.  Both orders provide a three-year transition period.

The Transport Order addresses two separate but related topics.  One is the relief from transport UNEs and the other is to respond to a remand on its Business Data Services (“BDS”) order.  BDS was previously known as Special Access and like services.   The FCC broadly deregulated BDS services in 2017.  This decision was appealed and the Court upheld the order but vacated the BDS transport relief because the Court decided that the FCC had not provided sufficient notice intended to deregulate all BDS transport services.  The Court was convinced not to act on the vacated rules since the ILECs could not easily restore the regulated services.  The FCC addressed this issue in the same order used to provide forbearance relief on UNE transport.

In 2020, Consolidated renegotiated its Wholesale Performance Plans (“WPP”) in Maine, New Hampshire and Vermont to comply with the FCC’s UNE forbearance order issued in 2019.

Promotion of Universal Service

In general, telecommunications service in rural areas is costlier to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from federal and certain states’ USFs totaled $72.0 million, $72.4 million and $83.4 million in 2020, 2019 and 2018, respectively.

FCC Access Charge and Universal Service Reform Order

In November 2011, the FCC released a comprehensive order on access charge and universal service reform (the “Order”).  The access charge portion of the Order systematically reduces minute-of-use-based interstate access, intrastate access and reciprocal compensation rates over a six to nine-year period to an end state of bill-and-keep, in which each carrier recovers the costs of its network through charges to its own subscribers, rather than through ICC.  The reductions apply to terminating access rates and usage, with originating access to be addressed by the FCC in a later proceeding.  To help with the transition to bill-and-keep, the FCC created two mechanisms.  The first is an Access Recovery Mechanism (“ARM”) which is funded from the Connect America Fund (“CAF”), and the second is an Access Recovery Charge (“ARC”) which is recovered from end users.  The universal service portion of the Order redirects support from voice services to broadband services, and is now called the CAF.

The Order requires rate of return study areas associated with holding companies to be treated as price cap carriers for universal service funding.  For ICC purposes, these rate of return carriers fall under the rate of return ICC transition plan.  Price cap study areas fall under the price cap rules for both universal service reform and ICC reform.

In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II funding for price cap carriers and the acceptance criteria for CAF Phase II funding.  Companies are required to commit to a statewide build out requirement of 10 Mbps downstream and 1 Mbps upstream in funded locations.

Our current annual support through the FCC’s CAF Phase II funding is $48.1 million through 2021 as described below.  The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps downstream and 1 Mbps upstream; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the milestones for 2017 through 2020 for all states where it operates.

We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where the offered CAF Phase II support was declined.  We continued to receive annual frozen CAF Phase I support of $1.0 million in Colorado and Kansas until April 2019, when the FCC CAF Phase II auction assigned support to another provider.

In April 2019, the FCC announced plans for the Rural Digital Opportunity Fund (“RDOF”), the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America.  The FCC issued a Notice of Proposed Rulemaking at their August 2019 Open Commission Meeting.  The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers.  Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years.  The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream.  CAF Phase II funding has been extended through December 31, 2021 for price cap holding companies.  The FCC has issued the final census block groups with locations and reserve price.  We filed the RDOF short form application on July 14, 2020 and were listed as a qualified bidder by the FCC on October 13, 2020 and participated in the auction.  The auction began on October 29, 2020 and ended on November 24, 2020.  Consolidated won 246 census block groups serving in seven states.  The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at a funding level of $5.9 million annually over 10 years.  Consolidated filed its long form application with supporting documents on January 29, 2021.

State Regulation

We are subject to regulation by state governments in various states in which we operate.  State regulatory commissions generally exercise jurisdiction over intrastate matters and other requirements.   In recent years, most states have reduced their regulation of ILECs, including our ILEC operations. Nonetheless, state regulatory commissions generally continue to (i) set the rates that telecommunication companies charge each other for exchanging traffic, (ii) administer support programs designed to subsidize the provision of services to high-cost rural areas, (iii) regulate the purchase and sale of ILECs, (iv) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (v) limit ILECs' ability to borrow and pledge their assets, (vi) regulate transactions between ILECs and their affiliates and (vii) impose various other service standards.  In most states, switched and BDS and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region.

We operate in states where traditional cost recovery mechanisms, including state USF, are under evaluation or have been modified.  As the states continue to assess their laws and implement various regulations changes, there can be no assurance that these mechanisms will continue to provide us with the same level of cost recovery we historically received.

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

Internet Services

The provision of Internet access services is not significantly regulated by either the FCC or the state commissions.  The Federal Trade Commission (“FTC”) has authority to regulate Internet Service Providers with respect to privacy and competitive practices.  In 2017, the FCC adopted an order eliminating its previous classification of Internet service as a telecommunications service regulated under Title II of the Telecommunications Act of 1996.  This effectively limits the FCC’s authority over Internet Service Providers.  The FCC retained rules requiring Internet Service Providers to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic.  The FCC order has been challenged in court and the outcome of the challenge cannot be determined at this time.

The outcome of pending matters before the FCC and the FTC and any potential congressional action cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of Internet services, and could affect our ability to compete in the markets we serve.

FairPoint Merger Requirements

As part of our acquisition of FairPoint Communications, Inc. (“FairPoint”) in 2017, we have regulatory commitments that vary by state, some of which required capital investments in our network over several years through 2020.  The requirements included improved data speeds and other service quality improvements in select locations primarily in our northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we were required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we were required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we were required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we were required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we were required to invest an additional $1.0 million by the end of 2018 to increase broadband availability and speeds in areas served by the FairPoint Illinois ILECs.  We met all of the regulatory commitments for 2017 through 2020 for Maine, New Hampshire and Vermont.   We completed merger requirements for Illinois in December 2018 and New York in June 2020, both within the required time commitment.

CARES Act Funding

States are reviewing opportunities to use federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) funding to assist in the deployment of broadband to unserved and underserved areas within their respective states.  All broadband build outs were required to be completed by December 31, 2020 in order to receive funding.  New Hampshire allocated $50.0 million of CARES Act funding to fund broadband expansion to unserved and underserved locations throughout the state. Consolidated was granted up to $3.5 million to build high-speed Internet networks for homes and businesses in New Hampshire towns of Danbury, Springfield and Mason.  The state funded 10% upfront with the remainder received upon completion of projects by December 31, 2020.

COVID-19

On March 13, 2020, the FCC issued a pledge to Keep America Connected through May 13, 2020, which was later extended to June 30, 2020.  The pledge asked all communications providers to not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; to waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and to open their Wi-Fi hotspots to any American who needs them.

Consolidated signed on to the pledge through June 30, 2020.  Several states took the FCC pledge a step further by not allowing any carrier to disconnect service within their state during the Governors’ declared state of emergency, which Consolidated also supported.

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

In 2020, 2019 and 2018, we received cash distributions from these partnerships of $41.5 million, $35.8 million and $39.1 million, respectively.  The cash distributions we receive from these partnerships are based on our percentage of ownership, the partnerships’ operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.  We cannot control the timing, amount or certainty of any future cash distributions from these partnerships.  If cash distributions from these partnerships are reduced or eliminated, our results of operations could be adversely affected, and as a result, our ability to fulfill our long-term obligations may be restricted.

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

Video content costs are substantial and continue to increase.  We expect video content costs to continue to be one of our largest operating costs associated with providing video service. Video programming content includes network programming designed to be shown in linear channels, as well as the programming of local over-the-air television stations that we retransmit.  The cable industry has experienced continued increases in the cost of programming, especially the cost of sports programming and local broadcast station retransmission content.  Programming costs are generally assessed on a per-subscriber basis, and therefore, are directly related to the number of subscribers to which the programming is provided.  Our relatively small subscriber base limits our ability to negotiate lower per-subscriber programming costs.  Larger providers can often qualify for discounts based on the number of their subscribers.  This cost difference can cause us to experience reduced operating margins, while our competitors with a larger subscriber base may not experience similar margin compression.  In addition, escalators in existing content agreements can result in cost increases that exceed general inflation.  While we expect video content costs to continue to increase, we may not be able to pass such cost increases on to our customers, especially as an increasing amount of programming content becomes available via the Internet at little or no cost.  Also, some competitors or their affiliates own programming in their own right and we may not be able to secure license rights to that programming.  As our programming contracts with content providers expire, there is no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may not be able to provide such programming as part of our video services packages and our business and results of operations may be adversely affected.

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements timely, we could experience work stoppages or other labor actions that could materially disrupt our business of providing services to our customers.  As of December 31, 2020, approximately 50% of our employees were covered by collective bargaining agreements.  These employees are hourly workers throughout our service territories and are represented by various unions and locals.  Our existing collective bargaining agreements expire between 2021 through 2023, of which contracts covering 77% of our employees will expire in 2021.

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

Acquisitions present many risks and we may be unable to realize the anticipated benefits of acquisitions.  From time to time, we make acquisitions and investments or enter into other strategic transactions.  In connection with these types of transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty integrating the acquired businesses; disrupt relationships with current and new employees, customers and vendors; incur significant indebtedness or have to delay or not proceed with announced transactions.  The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may face significant challenges in combining the operations of an acquired business with ours in a timely and efficient manner.  The failure to successfully integrate an acquired business and to successfully manage the challenges presented by the integration process may result in our inability to achieve anticipated benefits of the acquisition, including operational and financial synergies.  Even if we are successful in integrating acquired businesses, we cannot guarantee that the integration will result in the complete realization of anticipated financial synergies or that they will be realized within the expected time frames.

Public health threats, such as the recent outbreak of COVID-19, could have a material adverse effect on our business, results of operations, cash flows and stock price.  We may face risks associated with public health threats or outbreaks of epidemic, pandemic or communicable diseases, such as the outbreak of the coronavirus (“COVID-19”) and its variants.  The COVID-19 pandemic has negatively impacted the global economy, financial markets and supply chains and has resulted in increased unemployment levels.  The outbreak has resulted in federal, state and local governments implementing mitigation measures, including shelter-in-place orders, travel restrictions, limitations on business, school closures and other measures.  Governments have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures.  As of December 31, 2020, we had $2.0 billion of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

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

Our credit agreement and the indentures governing our Senior Notes contain covenants that limit management’s discretion in operating our business and could prevent us from capitalizing on opportunities and taking other corporate actions.  Among other things, our credit agreement limits or restricts our ability (and the ability of certain of our subsidiaries), and the separate indenture governing the Senior Notes limits the ability of our subsidiary, Consolidated Communications, Inc., and its restricted subsidiaries to: incur or guarantee additional indebtedness or issue preferred stock; make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock; make investments and prepay or redeem debt; enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us; create liens; sell or otherwise dispose of assets, including capital stock of, or other ownership interests in subsidiaries; engage in transactions with affiliates; engage in sale and leaseback transactions; make capital expenditures; engage in a business other than telecommunications; and consolidate, merge or transfer all or substantially all of the assets of the Company.

In addition, our credit agreement requires us to comply with specified financial ratios, including a financial covenant based on first lien leverage.  Our ability to comply with these ratios may be affected by events beyond our control.  These restrictions limit our ability to plan for or react to market conditions, meet capital needs or otherwise constrain our activities or business plans.  They also may adversely affect our ability to finance our operations, enter into acquisitions or engage in other business activities that would be in our interest.

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

In addition, a substantial portion of our variable-rate debt bears interest based on the London Interbank Offering Rate (“LIBOR”). In 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop requiring banks to submit rates for the calculation of LIBOR after 2021. In November 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one-week and two-month LIBOR tenors and extended the LIBOR transition deadline to June 30, 2023 for all other LIBOR tenors. These reforms and any future reforms may cause LIBOR to cease to exist and it is currently unclear whether LIBOR will be replaced with a new benchmark or if new methods of calculating LIBOR will be established.   If LIBOR ceases to exist or if the methods for calculating LIBOR change, interest rates on our current and future debt obligations as well as our interest rate swap agreements may be adversely affected. In addition, any transition process from LIBOR to an alternative rate could cause, among other things, LIBOR to perform differently than in the past, a disruption in the financial markets, or increases in benchmark rates, any of which could adversely affect our results of operations, cash flows and liquidity.

Risks Relating to the Searchlight Investment

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the Investment. In addition, the parties have the right to terminate the Investment Agreement under specified circumstances, in which case the Investment would not be completed.  On September 13, 2020, we entered into an investment agreement (the “Investment Agreement”) with Searchlight Capital Partners L.P. (“Searchlight”). The investment commitment is structured in two stages with the first stage of the transaction completed on October 2, 2020.  The second stage of the investment is currently expected to be completed in mid-2021 (the “Second Closing”), assuming that all the closing conditions are satisfied or waived. Certain events may delay the completion of the investment or result in a termination of the Investment Agreement. Some of these events are outside of our control. Completion of the Second Closing is conditioned upon the receipt of certain governmental consents and regulatory approvals including approval by the Federal Communications Commission (“FCC”) and the expiry of any applicable waiting periods under the Hart Scott Rodino Act and other applicable antitrust laws.  The Second Closing is also subject to the satisfaction of certain other customary closing conditions.  If the FCC denies approval, the Note will still be issued to Searchlight but will not be convertible into shares of Series A preferred stock, and Searchlight shall have no obligation to deliver the additional consideration of $75.0 million to Consolidated.

No assurance can be given that the required conditions for the Second Closing of the transaction will be fulfilled and, accordingly, the Investment may not be completed on the terms currently contemplated or at all. While we intend to pursue vigorously all required conditions and approvals and do not know of any reason why we would not be able to obtain them in a timely manner, the requirement to obtain these approvals prior to completion of the Investment could jeopardize or delay the completion of the transaction. In addition, if the Second Closing is not consummated by October 2, 2021 (subject to extensions up to such date that is 36 months after October 2, 2020 in certain circumstances), Searchlight or Consolidated may choose not to proceed with the Second Closing.  Moreover, the parties can mutually decide to terminate the Investment Agreement at any time prior to the consummation of the Second Closing. In addition, Searchlight and Consolidated may elect to terminate the Investment Agreement in certain other circumstances. If the Investment Agreement is terminated, Consolidated will not realize the anticipated benefits of the Investment.

The pendency of the Investment could cause disruptions in our business, which could have an adverse effect on our business, operations, and financial results.

The pendency of the Investment could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, operations and financial results, regardless of whether the Investment is completed. These risks to our business include the following, all of which could be exacerbated by a delay in completion of the Investment: litigation relating to the Investment and costs related thereto; conditions that may be imposed on Consolidated by federal or state regulators in connection with their approval of the Investment; the restrictions on the ability of Consolidated to take certain actions outside the ordinary course of business prior to the consummation of the Second Closing, which may delay or prevent Consolidated from undertaking certain actions or business opportunities that may arise prior to the consummation of the Second Closing; and the attention of management of Consolidated may be diverted from the operation of the businesses toward the completion of the Investment.

In addition, if the Investment is not completed, Consolidated may experience negative reactions from the financial markets and from its customers and employees. Consolidated also could be subject to litigation related to a failure to complete the Investment or to enforce its obligations under the Investment Agreement. If the Investment is not consummated, there can be no assurance that the risks described above will not materially affect the business, financial results and stock price of Consolidated.

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors.  Our businesses are subject to regulation by the FCC and other federal, state and local entities.  Rapid changes in technology and market conditions have resulted in changes in how the government addresses telecommunications, video programming and Internet services.  Many businesses that compete with our Incumbent Local Exchange Carrier (“ILEC”) and non-ILEC subsidiaries are comparatively less regulated.  Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations.  In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and DVD firms have almost no regulation of their video activities.  Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets.  The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal, state or local level, could require significant and costly adjustments that could adversely affect our business plans.  New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future.  Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions will ultimately impact our business.  We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured.  A significant portion of our revenues come from network access and subsidies.  An order adopted by the FCC in 2011 (the “Order”) significantly impacts the amount of support revenue we receive from the Universal Service Fund (“USF”), Connect America Fund (“CAF”) and intercarrier compensation (“ICC”).  The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the USF and redirected support from voice services to broadband services.  In 2012, CAF funding was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  In 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund, the next phase of the CAF program, which will result in a reduction to the level of funding we currently receive from the FCC as of 2022.  See Part I – Item 1 – “Regulatory Environment” above for statistics of current CAF funding levels.

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

Increased regulation of the Internet could increase our cost of doing business.  Current laws and regulations governing access to, or commerce on, the Internet are limited.  As the significance of the Internet continues to expand, federal, state and local governments may adopt new rules and regulations applicable to, or apply existing laws and regulations to, the Internet.  During 2017, the FCC adopted an order eliminating its previous classification of Internet service as a telecommunications service regulated under Title II of the Telecommunications Act of 1996.  This effectively limits the FCC’s authority over Internet Service Providers.  The FCC retained rules requiring Internet Service Providers to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic.  The FCC order has been challenged in court and the outcome of the challenge cannot be determined at this time.

The outcome of pending matters before the FCC and the Federal Trade Commission (“FTC”) and any potential congressional action cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of Internet services, and could affect our ability to compete in the markets we serve.

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

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or by how judicial authorities apply tax laws.  Our operations are subject to various federal, state and local tax laws and regulations.  In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges and regulatory fees (“tax” or “taxes”) to numerous federal, state and local governmental authorities.  In many cases, the application of tax laws is uncertain and subject to differing interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband Internet access and cloud related services.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.  Changes in tax laws, or changes in interpretations of existing laws, could materially affect our financial position, results of operations and cash flows. For example, the Tax Cuts and Jobs Act of 2017, a major federal tax reform, that had a significant impact on our tax obligations and effective income tax rate.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters are currently located at 121 S. 17th Street, Mattoon, Illinois, a leased facility.  We also own and lease office facilities and related equipment for administrative personnel, central office buildings and operations in many of the states in which we operate.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CNSL”.  As of February 22, 2021, there were approximately 4,184 stockholders of record of the Company’s common stock.

Share Repurchases

During the quarter ended December 31, 2020, we repurchased 147,236 common shares surrendered by employees in the administration of employee share-based compensation plans. The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
October 1-October 31, 2020	—	n/a	n/a	n/a
November 1-November 30, 2020	—	n/a	n/a	n/a
December 1-December 31, 2020	147,236	$ 5.61	n/a	n/a

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming reinvestment of dividends) with the S&P 500 Index and the NASDAQ Telecommunications Index.  The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2015 in each index.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index and the NASDAQ Telecommunications Index

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Consolidated Communications Holdings
S&P 500
NASDAQ Telecommunications

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	As of December 31,
(In dollars)	2015	2016	2017	2018	2019	2020
Consolidated Communications Holdings	$100.00	$136.88	$66.66	$61.35	$25.82	$32.54
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
NASDAQ Telecommunications	$100.00	$112.56	$135.96	$125.10	$158.73	$192.30

Sale of Unregistered Securities

During the year ended December 31, 2020, we did not sell any equity securities of the Company which were not registered under the Securities Act of 1933, as amended.

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

	Year Ended December 31,
(In millions, except per share amounts)	2020 (1)	2019	2018 (2)	2017 (3)	2016

Operating revenues	$1,304.0	$1,336.5	$1,399.1	$1,059.6	$743.2

Cost of products and services (exclusive of depreciation and amortization)	560.6	574.9	611.9	446.0	321.4
Selling, general and administrative expense	275.4	299.1	333.6	249.1	156.5
Acquisition and other transaction costs (4)	7.6	—	2.0	33.7	1.2
Loss on impairment	—	—	—	—	0.6
Depreciation and amortization	324.9	381.2	432.6	291.8	174.0
Income from operations	135.5	81.3	19.0	39.0	89.5

Interest expense, net	(143.6)	(136.7)	(134.5)	(129.8)	(76.8)
Gain (loss) on extinguishment of debt	(18.3)	4.5	—	—	(6.6)
Change in fair value of contingent payment rights	23.8	—	—	—	—
Other income, net	50.8	27.2	40.9	31.2	32.1
Income (loss) before income taxes	48.2	(23.7)	(74.6)	(59.6)	38.2
Income tax expense (benefit)	10.9	(3.7)	(24.1)	(124.9)	23.0
Net income (loss)	37.3	(20.0)	(50.5)	65.3	15.2
Net income of noncontrolling interest	0.3	0.4	0.3	0.4	0.3
Net income (loss) attributable to common shareholders	$37.0	$(20.4)	$(50.8)	$64.9	$14.9
Net income (loss) per common share - basic and diluted	$0.47	$(0.29)	$(0.73)	$1.07	$0.29

Weighted-average number of shares - basic and diluted	72,752	70,837	70,613	60,373	50,301

Cash dividends per common share	$—	$0.39	$1.55	$1.55	$1.55

Consolidated cash flow data from continuing operations:
Cash flows from operating activities	$365.0	$339.1	$357.3	$210.0	$218.2
Cash flows used for investing activities	(210.1)	(217.8)	(221.5)	(1,042.7)	(108.3)
Cash flows (used for) provided by financing activities	(11.7)	(118.5)	(141.9)	821.3	(98.7)
Capital expenditures	217.6	232.2	244.8	181.2	125.2

Consolidated Balance Sheet:
Cash and cash equivalents	$155.6	$12.4	$9.6	$15.7	$27.1
Total current assets	340.7	176.9	198.1	213.7	133.2
Net property, plant and equipment	1,760.2	1,835.9	1,927.1	2,037.6	1,055.2
Total assets	3,507.3	3,390.3	3,535.3	3,719.1	2,092.8
Total debt (including current portion)	1,950.2	2,278.0	2,334.1	2,341.2	1,391.7
Stockholders’ equity	389.2	347.3	415.7	573.9	176.3

Other financial data (unaudited):
Adjusted EBITDA (5)	$529.2	$523.5	$537.3	$414.1	$305.8

(1)	On October 2, 2020, we closed on the first stage of the strategic investment with Searchlight and received $350.0 million and completed a global refinancing of our long-term debt through the issuance of $2,250.0 million in new secured debt and retired all of our then existing outstanding debt obligations.
(2)	Effective January 1, 2018, we adopted Accounting Standards Update 2014-09 (“ASC 606”), Revenue from Contracts with Customers, using the modified retrospective method for open contracts. Results for 2018 are presented under ASC 606, while prior period amounts have not been revised.

(3)	On July 3, 2017, we acquired 100% of the issued and outstanding shares of FairPoint in exchange for shares of our common stock. The financial results for FairPoint have been included in our consolidated financial statements as of the acquisition date.

(4)	Acquisition and other transaction costs consists primarily of legal, finance and other professional fees incurred in connection with acquisitions and other strategic transactions, including costs incurred related to change-in-control payments to former employees of the acquired company.

(5)	In addition to the results reported in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”), we also use certain non-GAAP measures such as EBITDA and adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

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

The following tables are a reconciliation of net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(In millions, unaudited)	2020	2019	2018	2017	2016
Net income (loss)	$37.3	$(20.0)	$(50.5)	$65.3	$15.2
Add (subtract):
Interest expense, net of interest income	143.6	136.7	134.5	129.8	76.8
Income tax expense (benefit)	10.9	(3.7)	(24.1)	(124.9)	23.0
Depreciation and amortization	324.9	381.2	432.6	291.8	174.0
EBITDA	516.7	494.2	492.5	362.0	289.0

Adjustments to EBITDA:
Other, net (a)	(31.0)	(8.8)	0.6	19.3	(25.5)
Investment distributions (b)	41.5	35.8	39.1	30.0	32.1
(Gain) loss on extinguishment of debt (c)	18.3	(4.5)	—	—	6.6
Change in fair value of contingent payment rights (d)	(23.8)	—	—	—	—
Loss on impairment (e)	—	—	—	—	0.6
Non-cash, stock-based compensation (f)	7.5	6.8	5.1	2.8	3.0
Adjusted EBITDA	$529.2	$523.5	$537.3	$414.1	$305.8

(a)	Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(b)	Includes all cash dividends and other cash distributions received from our investments.

(c)	Represents the redemption premium (discount) and write-off of unamortized debt issuance costs in connection with the redemption or retirement of our debt obligations.

(d)	Represents the non-cash change in fair value of contingent payment obligations related to the Searchlight investment.

(e)	Represents intangible asset impairment charges recognized during the period.

(f)	Represents compensation expenses in connection with the issuance of stock awards, which because of their non-cash nature, these expenses are excluded from Adjusted EBITDA.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Part I – Item 1 – “Note About Forward-Looking Statements” and Part I – Item 1A – “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein.  In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated,” the “Company,” “we,” “our” or “us”).  MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2020 included elsewhere in this Annual Report on Form 10-K.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 23-state service area.  We operate an advanced fiber network spanning over 46,600 fiber route miles across many rural areas and metro communities.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.

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

We market our residential services by leading with broadband services.  As consumer demands for bandwidth continue to increase, our focus is on enhancing our broadband services and progressively increasing broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As of December 31, 2020, approximately 58% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps or greater.  The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 Mbps or less. We continue to focus on bringing higher broadband speeds and improving customer experience by expanding the availability of multi-Gig broadband services.  As part of our fiber build plan, we plan to upgrade approximately 1.6 million passings across select service areas over the next five years to enable multi gigabit-capable services to these homes and small businesses of which 300,000 passings will be upgraded in 2021.  This will provide our residential customers with a highly competitive broadband service.  Businesses also get a boost by being able to take full advantage of higher bandwidth option and cloud-based applications.

Our competitive broadband speeds enable us to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 10% as of December 31, 2020 compared to 2019.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.  In 2019, we launched in our northern New England markets, CCiTV, which is a customizable, cloud-enabled video service that supports a wide variety of viewing habits.  Content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.  CCiTV helps align our product offering with consumer habits using an app-based approach to video as well as reduce our operating costs.  We expanded CCiTV to customers in our Texas markets in June 2020 and in our California and Illinois markets in October 2020.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 7% as of December 31, 2020 compared to 2019.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

In the second stage of the transaction, Searchlight will invest an additional $75.0 million and will be issued the Note, which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion.  The Note may be issued to Searchlight prior to the closing of the second stage of the transaction upon the occurrence of certain events.  The Note bears interest at 9.0% per annum from the date of the closing of the first stage of the transaction and is payable semi-annually in arrears.  Upon conversion of the Note, dividends on the preferred stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears.  In addition, following shareholder approval, if received, the CPR will be convertible into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.  The closing of the second stage of the transaction is subject to the receipt of Federal Communications Commission (“FCC”) and Hart Scott Rodino approvals and the satisfaction of certain other customary closing conditions. We expect the closing of the second stage to be completed in mid-2021.

The proceeds from the strategic investment with Searchlight provides us additional capital to accelerate our growth plans and provide significant benefits to our consumer, commercial and carrier customers. With the strategic investment, we intend to enhance our fiber infrastructure and accelerate our investments in high-growth and competitive areas.  We will continue to invest in the expansion of commercial and carrier services, particularly through building fiber laterals and expanding our network in existing markets.  In addition, we will continue to focus on significantly increasing broadband speeds, expanding the availability of our multi-Gig broadband services and providing a faster and more efficient network in targeted regions.  Through the five-year expansion plan of our fiber network, we intend to upgrade approximately 1.6 million residential and small business premises to fiber-to-the-home/premise (“FTTP”). Our investment in more competitive broadband speeds is critical to our long-term success. The strategic investment with Searchlight provides us a valued partner with significant experience deploying broadband infrastructure as we continue to execute our fiber-focused strategy and grow broadband services.

Refinancing of Long-term Debt

On October 2, 2020, the Company and certain of its wholly-owned subsidiaries completed a refinancing of our long-term debt through the issuance of $2,250.0 million in new secured debt and retired all of our then existing outstanding debt obligations.  As described in the “Liquidity and Capital Resources” section, we entered into a new credit agreement which consists of term loans in the aggregate amount of $1,250.0 million and a $250.0 million revolving credit facility. On October 2, 2020, we also issued $750.0 million aggregate principal amount of 6.50% senior secured notes due 2028. On January 15, 2021, the Company issued an additional $150.0 million aggregate principal amount of incremental term loans under the credit agreement. The refinancing extended the maturities of our debt obligations and improved our liquidity, which, combined with the strategic investment with Searchlight, provides us the immediate flexibility to support our planned expansion of our fiber network and revenue growth plan.

COVID-19 Pandemic

We are closely monitoring the impact on our business of the outbreak of the coronavirus (“COVID-19”) pandemic.  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers.  Health and safety measures implemented include transitioning to remote work-from-home policies, providing our field technicians with personal protective equipment and additional safety training, practicing social distancing and adding call aheads for work that must be performed inside customer premises.  We are proactively monitoring and augmenting our network capacity, to meet the higher demands for data usage during the pandemic as a result of increased usage from work from home and remote learning applications. As a result of the pandemic, the demand for bandwidth upgrades has increased for our consumer, commercial and carrier customers. Our existing network enables us to efficiently respond and adapt to the increase in internet traffic during this time.

While we have not seen a significant adverse impact to our financial results from COVID-19 to date, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Capital markets and the US economy have also been significantly impacted by the pandemic and an economic recession. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.  See Part I, Item 1A – “Risk Factors”.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act includes, among other things, deferral of certain employer payroll tax payments, the delay in payment of minimum required pension contributions due in 2020 until January 1, 2021 and certain income tax law changes including modifications to the net interest deduction limitations.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 of which 50% will be due by December 31, 2021 and the remaining 50% by December 31, 2022.  We elected not to delay the payment of our minimum required pension contributions due in 2020 and have made all scheduled quarterly pension contributions during 2020. The CARES Act is not expected to have a material impact on our consolidated financial statements.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2020, 2019 and 2018.

Financial Data

				% Change
				2020 vs.	2019 vs.
(In millions, except for percentages)	2020	2019	2018	2019	2018
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$362.1	$355.3	$349.4	2%	2%
Voice services	181.7	188.3	202.9	(4)	(7)
Other	45.1	52.9	56.4	(15)	(6)
	588.9	596.5	608.7	(1)	(2)
Consumer:
Broadband (Data and VoIP)	263.1	257.1	253.1	2	2
Video services	74.3	81.4	88.4	(9)	(8)
Voice services	170.5	180.8	202.0	(6)	(10)
	507.9	519.3	543.5	(2)	(4)
Subsidies	72.0	72.4	83.4	(1)	(13)
Network access	125.3	138.1	152.6	(9)	(10)
Other products and services	9.9	10.2	10.9	(3)	(6)
Total operating revenues	1,304.0	1,336.5	1,399.1	(2)	(4)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	560.6	574.9	611.9	(2)	(6)
Selling, general and administrative costs	275.4	299.1	333.6	(8)	(10)
Acquisition and other transaction costs	7.6	—	2.0	100	(100)
Depreciation and amortization	324.9	381.2	432.6	(15)	(12)
Total operating expenses	1,168.5	1,255.2	1,380.1	(7)	(9)
Income from operations	135.5	81.3	19.0	67	328
Interest expense, net	(143.6)	(136.7)	(134.5)	5	2
Gain (loss) on extinguishment of debt	(18.3)	4.5	—	(507)	100
Change in fair value of contingent payment rights	23.8	—	—	100	—
Other income, net	50.8	27.2	40.9	87	(33)
Income tax expense (benefit)	10.9	(3.7)	(24.1)	395	(85)
Net income (loss)	37.3	(20.0)	(50.5)	287	60
Net income attributable to noncontrolling interest	0.3	0.4	0.3	(25)	33
Net income (loss) attributable to common shareholders	$37.0	$(20.4)	$(50.8)	281	60

Adjusted EBITDA (1)	$529.2	$523.5	$537.3	1%	(3)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

				% Change
				2020 vs.	2019 vs.
	2020	2019	2018	2019	2018
Consumer customers	554,763	582,818	628,649	(5)%	(7)%

Voice connections	779,590	835,997	902,414	(7)	(7)
Data connections	792,200	784,165	778,970	1	1
Video connections	76,041	84,171	93,065	(10)	(10)
Total connections	1,647,831	1,704,333	1,774,449	(3)%	(4)%

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

Operating Revenues

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to business customers of all sizes, including many services over our advanced fiber network.  The services we offer include scalable high-speed broadband Internet access and VoIP phone services, which range from basic service plans to virtual hosted systems.  In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; private line data services; software defined wide area network (“SD-WAN”) and multi-protocol label switching (“MPLS”).  Our networking services include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.  Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions.

Data and transport services revenues increased $6.8 million during 2020 compared to 2019 due to continued growth in Metro Ethernet and VoIP services.  Data and transport services revenues increased $5.9 million during 2019 compared to 2018 primarily due to revenue related to sales-type leases recognized during 2019 (see Note 9 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a more detailed discussion of our leasing arrangements) as well as continued growth in Metro Ethernet and VoIP services.  In recent years, the growth in data and transport services revenues has been impacted by increased competition and price compression as customers are migrating from legacy data connection products to Ethernet based products, which have a lower average revenue per user.  Future declines are expected to be partially offset with the increasing demand for bandwidth and other Ethernet services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  We are also a full service 9-1-1 provider and have installed and maintained two turn-key, state of the art statewide next-generation emergency 9-1-1 systems.  These systems, located in Maine and Vermont, have processed several million calls relying on the caller's location information for routing.  As of October 29, 2020, we were no longer the 9-1-1 service provider in Vermont.  Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and are expected to provide the foundation to handle future communication modes such as texting and video.

Voice services revenues decreased $6.6 million during 2020 compared to 2019 primarily due to a 7% decline in access lines in 2020 compared to 2019.  Voice services revenues decreased $14.6 million during 2019 compared to 2018 primarily due to an 8% decline in access lines in 2019 compared to 2018.  Commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet-based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues.  Other services revenues decreased $7.8 million during 2020 compared to 2019 primarily due to a decrease in business system sales in 2020.  Other services revenues decreased $3.5 million during 2019 compared to 2018 primarily due to the expiration of a co-marketing agreement in November 2018 as well as a decrease in business system sales in 2019.

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

Broadband services revenues increased $6.0 million during 2020 compared to 2019 and $4.0 million during 2019 compared to 2018 despite a 4% decrease in data connections in both 2020 and 2019 primarily due to an increase in Internet services as a result of price increases.  However, the increase in data revenue was partially offset by a decline in VoIP revenue due to a 15% and 14% decline in connections in 2020 and 2019, respectively, as more customers continue to rely exclusively on wireless service.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video On-Demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our TV Everywhere service allows our video subscribers to watch their favorite shows, movies and livestreams on any device.  In addition, we offer in-demand streaming content, including: ATT TV, fuboTV, Philo and HBO NOW®.

Video services revenues decreased $7.1 million during 2020 compared to 2019 primarily due to a decrease in connections of 10% in 2020 compared to 2019.  Video services revenues decreased $7.0 million during 2019 compared to 2018 primarily due to a decrease in connections of 10% in 2019 compared to 2018.  Consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.

Voice services revenues decreased $10.3 million during 2020 compared to 2019 primarily due to an 8% decline in access lines during 2020 compared to 2019.  Voice services revenues decreased $21.2 million during 2019 compared to 2018 primarily due to a 9% decline in access lines during 2019 compared to 2018.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $0.4 million during 2020 compared to 2019 primarily due to a reduction in state subsidies support in 2020.

Subsidies revenues decreased $11.0 million during 2019 compared to 2018 primarily due to a settlement for frozen local switching support of $7.2 million recognized during 2018 as well as the scheduled reductions in the annual Connect America Fund (“CAF”) Phase II funding rate in August 2018. See the “Regulatory Matters” section below for further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $12.8 million during 2020 compared to 2019 and $14.5 million in 2019 compared to 2018 primarily as a result of the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues.  Other products and services revenues decreased $0.3 million during 2020 compared to 2019 and $0.7 million during 2019 compared to 2018.  The decline in other products and services revenues was primarily due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $14.3 million during 2020 compared to 2019 primarily due to a reduction in video programming costs as a result of a 10% decline in video connections, which was offset in part by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.  Video programming costs are impacted by license fees charged by cable networks, the amount and quality of the content we provide and the number of video subscribers we serve. Cost of goods sold related to equipment sales also decreased from a decline in business system sales in the current year. Employee salaries and benefits declined in 2020 as a result of a reduction in staff through continued cost savings initiatives. Cost of services and products was also reduced by insurance recoveries received in 2020 for hurricane damage incurred in prior years.  However, access expense increased due to new fiber and co-location costs as a result of an increase in commercial and carrier services.

In 2019, cost of services and products decreased $37.0 million compared to 2018 primarily due to a decline in employee salaries and benefits in 2019 as a result of a reduction in headcount through cost savings initiatives.  Pension costs also decreased as a result of the freezing of certain benefit plans in connection with new collective bargaining agreements ratified in 2018.  Access expense decreased primarily due to a decline in usage and rates.  Video programming costs also decreased due to a 10% decline in video connections, which was largely offset by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $23.7 million during 2020 compared to 2019 primarily due to a decline in integration and severance costs in connection with cost savings initiatives.  Employee salaries and benefits also declined in 2020 as a result of a reduction in headcount.  In addition, contract labor costs decreased as a result of operating efficiency improvements.   However, customer acquisition costs increased related to the amortization of sales commissions following the adoption of ASC 606.  Real estate taxes also increased due to property tax abatements received in 2019.

Selling, general and administrative costs decreased $34.5 million during 2019 compared to 2018 primarily due to operating synergies achieved in connection with the integration of FairPoint Communications, Inc. (“FairPoint”) during 2018 which resulted in a reduction in operating costs and decline in integration costs in 2019.  The decline in selling, general and administrative costs was also due to a decline in employee salaries and benefits in 2019 as a result of a reduction in headcount.  In addition, real estate taxes decreased primarily due to property tax abatements received in 2019.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs of $7.6 million includes costs incurred in 2020 in connection with the investment agreement entered into with Searchlight in October 2020. Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the CPRs issued as part of the transaction.

Depreciation and Amortization

Depreciation and amortization expense decreased $56.3 million during 2020 compared to 2019 and decreased $51.4 million during 2019 compared to 2018 primarily due to acquired assets becoming fully depreciated or amortized.  Depreciation expense also declined due to the sale of utility poles located in the state of Vermont in 2019.  These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to CAF Phase II funding requirements and success-based capital projects for consumer, commercial and carrier services as well as network enhancements and customer service improvements.

Regulatory Matters

Our revenues are subject to broad federal and/or state regulations, which include such telecommunications services as local telephone service, network access service and toll service.  The telecommunications industry is subject to extensive federal, state and local regulation.  Under the Telecommunications Act of 1996, federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.

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

FCC Matters

In general, telecommunications service in rural areas is costlier to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high-cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.

Our current annual support through the FCC’s CAF Phase II funding is $48.1 million through 2021, as described below.  The specific obligations associated with CAF Phase II funding include the obligation to serve approximately 124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps downstream and 1 Mbps upstream; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the milestones for 2017 through 2020 for all states where it operates.

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

In April 2019, the FCC announced plans for the Rural Digital Opportunity Fund (“RDOF”), the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America.  The FCC issued a Notice of Proposed Rulemaking at their August 2019 Open Commission Meeting.  The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers.  Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years.  The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream.  CAF Phase II funding has been extended through December 31, 2021 for price cap holding companies.  The FCC has issued the final census block groups with locations and reserve price.  We filed the RDOF short form application on July 14, 2020 and were listed as a qualified bidder by the FCC on October 13, 2020 and participated in the auction.  The auction began on October 29, 2020 and ended on November 24, 2020.  Consolidated won 246 census block groups serving in seven states.  The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at a funding level of $5.9 million annually over 10 years.  Consolidated filed its long form application with supporting documents on January 29, 2021.

State Matters

Texas

The Texas Universal Service Fund (“TUSF”) is administered by the National Exchange Carrier Association (“NECA”).  The Texas Public Utilities Regulatory Act directs the Public Utilities Commission of Texas (“PUCT”) to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high-cost rural areas.  The TUSF is also used to reimburse telecommunications providers for revenues lost by providing lifeline service.  Our Texas rural telephone companies receive disbursements from this fund.

Our Texas Incumbent Local Exchange Carriers (“ILECs”) have historically received support from two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the High Cost Assistance Fund (“HCAF”).  In December 2020, the PUCT announced a TUSF funding shortfall and would be reducing all funded carriers support by 64% beginning January 15, 2021.  The Texas Telephone Association, which Consolidated is a member, filed a lawsuit seeking to overturn the PUCT decision as well as a temporary injunction on the funding reduction.  The potential impact is a reduction in support of approximately $4.0 million annually.

FairPoint Merger Requirements

As part of our acquisition of FairPoint in 2017, we have regulatory commitments that vary by state, some of which required capital investments in our network over several years through 2020.  The requirements included improved data speeds and other service quality improvements in select locations primarily in our northern New England, New York and Illinois markets.  In New Hampshire and Vermont, we were required to invest 13% and 14%, respectively, of total state revenues in capital improvements per year for 2018, 2019 and 2020.  For our service territory in Maine, we were required to make capital expenditures of $16.4 million per year from 2018 through 2020.  In addition, we were required to invest an incremental $1.0 million per year in each of these three states for service quality improvements.  In New York, we were required to invest $4.0 million over three years to expand the broadband network to over 300 locations.  In Illinois, we were required to invest an additional $1.0 million by the end of 2018 to increase broadband availability and speeds in areas served by the FairPoint Illinois ILECs.  We met all of the regulatory commitments for 2017 through 2020 for Maine, New Hampshire and Vermont.  We completed merger requirements for Illinois in December 2018 and New York in June 2020, both within the required time commitment.

CARES Act Funding

States are reviewing opportunities to use federal CARES Act funding to assist in the deployment of broadband to unserved and underserved areas within their respective states.  All broadband build outs were required to be completed by December 31, 2020 in order to receive funding.  New Hampshire allocated $50.0 million of CARES Act funding to fund broadband expansion to unserved and underserved locations throughout the state.   Consolidated was granted up to $3.5 million to build high-speed Internet networks for homes and businesses in New Hampshire towns of Danbury, Springfield and Mason.  The state funded 10% upfront with the remainder received upon completion of projects by December 31, 2020.

COVID-19

On March 13, 2020, the FCC issued a pledge to Keep America Connected through May 13, 2020, which was later extended to June 30, 2020.  The pledge asked all communications providers to not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; to waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and to open their Wi-Fi hotspots to any American who needs them.

Consolidated signed on to the pledge through June 30, 2020.  Several states took the FCC pledge a step further by not allowing any carrier to disconnect service within their state during the Governors’ declared state of emergency, which Consolidated also supported.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $6.9 million during 2020 compared to 2019 primarily due to additional interest of $7.9 million recognized on the Note issued to Searchlight as part of the investment agreement entered into in October 2020.  Interest on our outstanding senior notes also increased in 2020 due to the issuance of $750.0 million in 6.50% Senior Notes due 2028, which were used in part, to redeem the then-remaining amount of our outstanding 6.50% Senior Notes due 2022 as part of the refinancing of our long-term debt in October 2020 as described in the “Liquidity and

Capital Resources” section below.  However, interest expense was reduced in part by a reduction in outstanding debt under our revolving credit facility and a decline in variable interest rates in the current year.

Interest expense, net of interest income, increased $2.2 million during 2019 compared to 2018 primarily due to an increase in variable interest rates in 2019.  The increase in interest expense was offset in part by noncash charges recognized in 2018 related to our re-designated interest rate swap agreements.

Gain on Extinguishment of Debt

As described in the “Liquidity and Capital Resources” section below, we incurred a loss on the extinguishment of debt of $18.3 million in connection with the refinancing of our credit agreement and the redemption of our 6.50% Senior Notes due 2022 during the year ended December 31, 2020.

In 2019, we repurchased $55.0 million of the aggregate principal amount of our 6.50% Senior Notes due 2022.  In connection with the partial repurchase of the Senior Notes, we recognized a gain on extinguishment of debt of $4.5 million during the year ended December 31, 2019.

Change in Fair Value of Contingent Payment Obligations

We are required to measure our contingent payment obligations at fair value until they are converted into shares of the Company’s common stock.  During the year ended December 31, 2020, we recognized a gain of $23.8 million on the decline in the fair value of the contingent payment rights issued to Searchlight.

Other Income

Other income increased $23.6 million during 2020 compared to 2019 primarily due to a decrease in pension and post-retirement benefit expense of $15.5 million.  During the year ended December 31, 2019, we recognized a pension settlement charge of $6.7 million as a result of the transfer of the pension liability for a select group of retirees to an annuity provider.  See Note 11 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans.  Investment income increased $3.0 million during 2020 from our wireless partnership interests.  In addition, during 2020, we recognized a gain of $3.7 million on the sale of our 39 GHz wireless spectrum licenses as part of the FCC’s efforts to reclaim broadcast TV spectrum for wireless use.

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

Income Taxes

Income taxes increased $14.6 million in 2020 compared to 2019.  The increase was primarily related to the change in pretax income.  Our effective tax rate was 22.7% for 2020 compared to 15.7% for 2019.  In 2020 and 2019, we placed additional valuation allowances on deferred tax assets related to state NOL and state tax credit carryforwards of $1.3 million and $1.1 million, respectively. The investment transaction with Searchlight on October 2, 2020 resulted in a net decrease to our tax provision of $1.6 million due to various permanent income taxes differences.  In addition, for 2020 and 2019, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.  Exclusive of discrete adjustments, our effective tax rate for 2020 would have been approximately 24.8% compared to 27.1% for 2019.

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

The following tables are a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands, unaudited)	2020	2019	2018
Net income (loss)	$37,302	$(19,931)	$(50,571)
Add (subtract):
Interest expense, net of interest income	143,591	136,660	134,578
Income tax expense (benefit)	10,936	(3,714)	(24,127)
Depreciation and amortization	324,864	381,237	432,668
EBITDA	516,693	494,252	492,548

Adjustments to EBITDA:
Other, net (1)	(30,993)	(8,847)	549
Investment distributions (2)	41,529	35,809	39,078
(Gain) loss on extinguishment of debt	18,264	(4,510)	—
Change in fair value of contingent payment rights	(23,802)	—	—
Non-cash, stock-based compensation	7,533	6,836	5,119
Adjusted EBITDA	$529,224	$523,540	$537,294

(1)	Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

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

The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2020	2019	2018
Cash flows provided by (used in):
Operating activities	$364,980	$339,096	$357,321
Investing activities	(210,066)	(217,819)	(221,459)
Financing activities	(11,748)	(118,481)	(141,920)
Increase (decrease) in cash and cash equivalents	$143,166	$2,796	$(6,058)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $365.0 million in 2020, an increase of $25.9 million compared to the same period in 2019.  Cash flows provided by operating activities increased as a result of an increase in earnings primarily from a reduction in operating expenses through cost management initiatives and improved operating efficiencies. Cash distributions received from our wireless partnerships also increased $5.7 million in 2020 compared to 2019. Interest payments decreased approximately $8.6 million from prior year due a decrease in variable interest rates in 2020.  In response to the potential impacts of the COVID-19 pandemic, we elected the deferral of certain employer payroll tax payments under the CARES Act of approximately $12.0 million during 2020. In addition, cash contributions to our defined benefit pension plans decreased $3.5 million in 2020 compared to 2019. However, income tax refunds decreased approximately $7.8 million from 2019.

In 2019, net cash provided by operating activities was $339.1 million, a decrease of $18.2 million compared to the same period in 2018 primarily as a result of changes in working capital and the timing of payments for accrued compensation.  In addition, interest payments increased approximately $7.1 million from prior year due to an increase in variable interest rates in 2019.  Cash distributions received from our wireless partnerships also decreased $3.3 million in 2019 compared to 2018.

Cash Flows Used In Investing Activities

Net cash used in investing activities consists primarily of cash used for capital expenditures and cash received from business dispositions and the sale of assets.

Capital Expenditures

Capital expenditures continue to be our primary recurring investing activity and were $217.6 million, $232.2 million and $244.8 million in 2020, 2019 and 2018, respectively.  Capital expenditures for 2021 are expected to be $400.0 million to $420.0 million, which will be used to support success-based capital projects for commercial, carrier and consumer initiatives and for our planned fiber projects and broadband network expansion, which will include the upgrade in 2021 of more than 300,000 passings with multi-Gig data speeds.  We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Divestitures

Cash proceeds from the sale of assets decreased $7.6 million in 2020 compared to 2019.  In 2020, we received cash proceeds of $3.7 million on the sale of our 39 GHz wireless spectrum licenses as part of the FCC’s spectrum recovery efforts. In 2019, we received cash proceeds of approximately $12.4 million for the sale of utility poles located in the state of Vermont. In 2018, we received cash proceeds of $21.0 million for the sale of our subsidiaries Peoples Mutual Telephone Company and Peoples Mutual Long Distance Company, our local exchange carrier in Virginia.

Cash Flows Provided by (Used In) Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and repurchases of debt.

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2020:

(In thousands)	Balance	Maturity Date	Rate(1)
6.50% Senior Notes	$750,000	October 1, 2028	6.50%
Term loans, net of discount	1,228,694	October 2, 2027	LIBOR plus 4.75%
Finance leases	17,467		6.99	% (2)
	$1,996,161
(1)At December 31, 2020, the 1-month LIBOR applicable to our borrowings was 0.15%.  The term loans are subject to a 1.00% LIBOR floor.

(2)Weighted-average rate.

Credit Agreement

On October 2, 2020, the Company, through certain of its wholly-owned subsidiaries, entered into a Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previous credit agreement in its entirety.  The Credit Agreement consists of term loans in the aggregate amount of $1,250.0 million (the “Term Loans”) and a revolving loan facility of $250.0 million, which replaced the previous $110.0 million revolving loan facility scheduled to mature on October 5, 2021.  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million plus (b) an amount which would not cause its senior secured leverage ratio not to exceed 3.70:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.

The Term Loans were issued in an original aggregate principal amount of $1,250.0 million with a maturity date of October 2, 2027 and contain an original issuance discount of 1.5% or $18.8 million, which is being amortized over the term of the loan.  The Term Loans require quarterly principal payments of $3.1 million, which commenced December 31, 2020, and bear interest at a rate 4.75% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of December 31, 2020, there were no borrowings outstanding under the revolving credit facility.  At December 31, 2019, borrowings of $40.0 million were outstanding under the previous revolving credit facility, which consisted of LIBOR-based borrowings of $30.0 million and alternate base rate borrowings of $10.0 million.  Stand-by letters of credit of $18.1 million were outstanding under our revolving credit facility as of December 31, 2020.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2020, $231.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facilities was 5.75% and 4.80% at December 31, 2020 and 2019, respectively.  Interest is payable at least quarterly.

Financing Costs

In connection with entering into the Credit Agreement in October 2020, fees of $29.1 million were capitalized as deferred debt issuance costs.  These capitalized costs are amortized over the term of the debt and are included as a component of interest expense in the consolidated statements of operations. We also incurred a loss on the extinguishment of debt of $12.3 million during the year ended December 31, 2020 related to the repayment of the outstanding term loan under the previous credit agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00.  As of December 31, 2020, our consolidated first lien leverage ratio under the Credit Agreement was 3.56:1.00.  As of December 31, 2020, we were in compliance with the Credit Agreement covenants.

Credit Agreement Amendment

On January 15, 2021, the Company entered into Amendment No. 1 to the Credit Agreement in which we borrowed an additional $150.0 million aggregate principal amount of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans have terms and conditions identical to the Term Loans including the same maturity date and interest rate. The Term Loans and Incremental Term Loans will collectively comprise a single class of term loans under the Credit Agreement, as amended.  The Term Loans will require quarterly principal payments of $3.5 million beginning on March 31, 2021.

Senior Notes

6.50% Senior Notes due 2028

On October 2, 2020, we completed an offering of $750.0 million aggregate principal amount of 6.50% unsubordinated secured notes due 2028 (the “Senior Notes”).  The Senior Notes were priced at par and bear interest at a rate of 6.50%, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.  The Senior Notes will mature on October 1, 2028.  Deferred debt issuance costs of $17.0 million incurred in connection with the issuance of the Senior Notes are being amortized using the effective interest method over the term of the Senior Notes.

The Senior Notes are unsubordinated secured obligations of the Company, secured by a first priority lien on the collateral that secures the Company’s obligations under the Credit Agreement. The Senior Notes are fully and unconditionally guaranteed on a first priority secured basis by the Company and the majority of our wholly-owned subsidiaries.  The offering of the Senior Notes has not been registered under the Securities Act of 1933, as amended or any state securities laws.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  At December 31, 2020, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Redemption of 6.50% Senior Notes due 2022

On October 2, 2020, a notice of redemption was issued to holders of our then outstanding $440.5 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “2022 Notes”) to redeem all outstanding 2022 Notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest through the redemption date.  A portion of the proceeds from the issuance of the Senior Notes was deposited with the trustee to pay and discharge the entire indebtedness under the 2022 Notes.  The 2022 Notes were redeemed on November 2, 2020, in accordance with the notice of redemption.

In connection with the redemption of the 2022 Notes, we recognized a loss on extinguishment of debt of $5.9 million during the year ended December 31, 2020. During the year ended December 31, 2019, we repurchased $55.0 million of the aggregate principal amount of the 2022 Notes for $49.8 million and recognized a gain on extinguishment of debt of $4.5 million.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2021 and 2040.  As of December 31, 2020, the present value of the minimum remaining lease commitments was approximately $17.5 million, of which $5.1 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $20.6 million as of December 31, 2020.

Searchlight Investment

On October 2, 2020, we closed on the first stage of the strategic investment of $350.0 million with Searchlight.  Searchlight will invest up to a total of $425.0 million in Consolidated and, assuming satisfaction of certain conditions set forth in the Investment Agreement will hold a combination of perpetual Series A preferred stock and up to 35% of the Company’s outstanding common stock. The Searchlight investment will enable us to accelerate investment in our network over a multi-year period. The Investment is structured to maximize the proceeds to the Company in the near term so that we can invest in our network immediately, and then the Investment converts into an equity-like structure upon receipt of certain required regulatory approvals. We expect the closing of the second stage of the investment to be completed in mid-2021 at which time, we will receive the additional investment of $75.0 million from Searchlight.

Dividends

We paid $55.4 million in dividend payments to shareholders during 2019. On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on deleveraging, fiber network investments and create long-term value for our stockholders.  Future dividend payments, if any, are at the discretion of our Board of Directors.  Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition:

	December 31,
(In thousands, except for ratio)	2020	2019
Cash and cash equivalents	$155,561	$12,395
Working capital (deficit)	70,191	(67,429)
Current ratio	1.26	0.72

Our net working capital position improved $137.6 million as of December 31, 2020 compared to December 31, 2019 primarily as a result of an increase in cash and cash equivalents of $143.2 million driven by our capital allocation plan implemented in 2019, which prioritized improving our leverage ratio and maximizing our cash and liquidity position. In addition, on October 2, 2020, we closed on the first stage of the strategic investment with Searchlight and completed a global refinancing of our long-term debt.  Working capital also improved from a decline in the current portion of long-term debt and finance lease obligations of $9.7 million as a result of the refinancing which reduced our outstanding term loans and the expiration of several finance leases in 2020.  However, working capital was reduced by an increase in accrued interest of $13.3 million at December 31, 2020 related to an increase in interest for our Senior Notes and the addition of accrued interest on the Searchlight Note of $7.9 million.

Our most significant use of funds in 2021 is expected to be for: (i) interest payments on our indebtedness of between $145.0 million and $150.0 million and principal payments on debt of $12.5 million; and (ii) capital expenditures of between $400.0 million and $420.0 million.  The refinancing of our capital structure in 2020 combined with the Searchlight investment provides us the capital and financial flexibility to fund our accelerated fiber network expansion and growth plans. In addition, on January 15, 2021, we borrowed an additional $150.0 million aggregate principal amount of incremental term loans under our Credit Agreement.  In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund these expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance and cash flow.  Our ability to fund these expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control. Due to the uncertainty and unpredictability related to the potential impacts of the COVID-19 pandemic on our business, we will continue to closely manage our cash and liquidity.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2020, we had approximately $6.1 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2020, our contractual obligations were as follows:

	Less than	1 - 3	3 - 5
(In thousands)	1 Year	Years	Years	Thereafter	Total
Long-term debt	$12,500	$25,000	$25,000	$1,934,375	$1,996,875
Interest on long-term debt obligations (1)	146,933	275,188	257,436	280,388	959,945
Finance leases	5,968	6,314	3,582	4,721	20,585
Operating leases	7,319	11,350	5,189	9,491	33,349
Unconditional purchase obligations:
Unrecorded (2)	37,882	40,397	7,476	2,237	87,992
Recorded (3)	140,431	—	—	—	140,431
Pension funding (4)	29,525	52,479	48,824	—	130,828
(1)	Interest on long-term debt includes amounts due on fixed and variable rate debt. As the rates on our variable debt are subject to change, the rates in effect at December 31, 2020 were used in determining our future interest obligations. Amounts do not include interest on the Note issued to Searchlight as part of the investment agreement which includes a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020. The Company intends to exercise the PIK interest option on the Note through at least 2022.

(2)	Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment. If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined by the contractual terms of the contracts.

(3)Recorded obligations include amounts in accounts payable and accrued expenses for external goods and services received as of December 31, 2020 and expected to be settled in cash.

(4)Expected contributions to our pension and post-retirement benefit plans for the next 5 years.  Actual contributions could differ from these estimates and are expected to extend beyond 5 years.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses.  Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We used a weighted-average expected long-term rate of return of 6.25% and 6.97% in 2020 and 2019, respectively.  As of January 1, 2021, we estimate the long-term rate of return of Plan assets will be 6.00%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

Net pension and post-retirement (benefit)/costs were $(4.1) million, $11.5 million and $5.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.  We contributed $24.0 million, $27.5 million and $26.2 million in 2020, 2019 and 2018, respectively to our Pension Plans.  For our other post-retirement plans, we contributed $9.2 million, $8.5 million and $9.7 million in 2020, 2019 and 2018, respectively.  In 2021, we expect to make contributions totaling approximately $20.7 million to our Pension Plans and $8.8 million to our other post-retirement benefit plans. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.  See Note 11 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans.

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

Related Party Transactions

A trust, the beneficiary of which was Mr. Richard A. Lumpkin, who was a member of the Company’s Board of Directors until April 4, 2019, owned $5.0 million of the 2022 Senior Notes. We recognized approximately $0.1 million through April 4, 2019 and $0.3 million in 2018 in interest expense for the 2022 Senior Notes owned by the related party.

We have lease agreements with LATEL LLC (“LATEL”) for the occupancy of three buildings on a triple net lease basis.  One of the lease agreements was terminated on October 31, 2019 while the remaining two lease agreements have a maturity date of May 31, 2021, and have been accounted for as finance leases.  Each of the remaining lease agreements have two five-year options to extend the term of the lease after the expiration date.  Mr. Lumpkin and his immediate family had a beneficial ownership interest of 68.5% of LATEL, directly or through Agracel, Inc. (“Agracel”) as of April 4, 2019, and December 31, 2018.  Agracel is a real estate investment company of which Mr. Lumpkin, together with his family, had a beneficial interest of 37.0% at April 4, 2019 and December 31, 2018.  Agracel was the sole managing member and 50% owner of LATEL.  In addition, Mr. Lumpkin was a former director of Agracel.  The three leases required total rental payments to LATEL of approximately $7.9 million over the initial terms of the leases.  We recognized $0.1 million through April 4, 2019 and $0.3 million in 2018 in interest expense.  We also recognized $0.1 million through April 4, 2019 and $0.4 million in 2018 in amortization expense related to the finance leases.

Mr. Lumpkin also had a minority ownership interest in First Mid Bank & Trust (“First Mid”). We provided telecommunications products and services to First Mid and in return received approximately $0.2 million through April 4, 2019 and $0.9 million in 2018 for these services.

Regulatory Matters

We receive ongoing ICC Eligible Recovery support for our rate of return ILECs that participate in the NECA pooling process.  The support for 2020 is approximately $3.2 million and is expected to decline by 5% per year through 2021.  During the years ended December 31, 2020, 2019 and 2018, we recognized subsidies revenue of $3.2 million, $3.4 million and $3.6 million, respectively, related to our ongoing ICC Eligible Recovery support.

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

Goodwill

As discussed more fully in Note 1 to the consolidated financial statements, goodwill is not amortized but instead evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment.  At December 31, 2020 and 2019, the carrying value of our goodwill was $1,035.3 million.  The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.

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

As a result of industry conditions and a decrease in our market capitalization, we evaluated the fair value of the goodwill compared to the carrying value using the quantitative approach for the 2020 assessment.  When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill.  The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model and reconciled to our market capitalization plus an estimated control premium.  The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.

Based on our assessment at November 30, 2020, using the quantitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value at November 30, 2020 by approximately 120% and that there was no impairment of goodwill.

Trade Name

As discussed more fully in Note 1 to the consolidated financial statements, trade names are generally not amortized, but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment using a preliminary qualitative assessment and a quantitative process, if deemed necessary.  The carrying value of our trade name, excluding any finite lived trade names, was $10.6 million at December 31, 2020 and 2019.

For the 2020 assessment, we used the quantitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on our assessment, we concluded that the fair value of the trade name continued to exceed the carrying value.  When we use the quantitative approach to estimate the fair value of our trade name, we use DCFs based on a relief from royalty method.  If the fair value of our trade name was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the asset.  We perform our impairment testing of our trade name as a single unit of accounting based on its use in our single reporting unit.

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

Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at approximately 70 - 90% in return seeking assets consisting primarily of equity and fixed income funds with the remainder in hedge funds.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted-average expected long-term rate of return of 6.25% and 6.97% in 2020 and 2019, respectively. As of January 1, 2021, we estimate that the expected long-term rate of return of pension plan assets will be 6.00%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and post-retirement benefit plan obligations.  For our 2020 and 2019 projected benefit obligations, we used a weighted-average discount rate of 2.81% and 3.51%, respectively, for our pension plans and 2.56% and 3.34%, respectively, for our other post-retirement plans.

Our Pension Plans are sensitive to changes in the discount rate and the expected long-term rate of return on plan assets. A one percentage-point increase or decrease in the discount rate and expected long-term rate of return would have the following effects on net periodic pension cost of the Pension Plans:

	1-Percentage-	1-Percentage-
(In thousands)	Point Increase	Point Decrease

Discount rate	$2,081	$(463)
Expected long-term rate of return on plan assets	$(5,527)	$5,527

Our post-retirement benefit plans are sensitive to the healthcare cost trend rate assumption. For purposes of determining the cost and obligation for post-retirement medical benefits, a 6.50% healthcare cost trend rate was assumed for 2020, declining to the ultimate trend rate of 5.00% in 2027. A 1.00% increase in the assumed healthcare cost trend rate would result in increases of approximately $4.6 million and $0.3 million in the post-retirement benefit obligation and total service and interest cost, respectively. A 1.00% decrease in the assumed healthcare cost trend would result in decreases of approximately $4.8 million and $0.2 million in the post-retirement benefit obligation and in the total service and interest cost, respectively.

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

At December 31, 2020, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor.  Based on our variable rate debt outstanding as of December 31, 2020, a 1.00% increase in market interest rates would increase annual interest expense by approximately $0.5 million. A 1.00% decrease in current interest rates would not impact annual interest expense on our variable rate debt due to the 1.00% LIBOR floor.

As of December 31, 2020, the fair value of our interest rate swap agreements amounted to a liability of $29.3 million.  Pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $25.2 million at December 31, 2020.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-1 to F-43 of this report, which are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2020.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2020.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

The effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

February 26, 2021

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

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2020.

Item 11.  Executive Compensation

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2020.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2020.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) All Financial Statements	Location

The following consolidating financial statements and independent auditors’ reports are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2020	F-4
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2020	F-5
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-6
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2020	F-7
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020	F-8
Notes to Consolidated Financial Statements	F-9

(2) Financial Statement Schedules

No financial statement schedules have been included because they are not required, not applicable, or the information is otherwise included in the notes to the financial statements.

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
4.2

Indenture, dated as of October 2, 2020, by and among Consolidated Communications, Inc., Consolidated Communications Holdings, Inc., the other Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2020)

4.3	Form of 6.500% Senior Secured Note due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2020)

4.4

Joinder Agreement to Guaranty Agreement, dated as of February 1, 2021, by and among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 1, 2021)

4.5*

Supplement No. 1 to Security Agreement, dated as of February 1, 2021, among the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated February 1, 2021)

4.6*

Supplement No. 1 to Pledge Agreement, dated as of February 1, 2021, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated February 1, 2021)

4.7

First Supplemental Indenture, dated as of February 1, 2021, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated February 1, 2021)

4.8

Description of the Company’s securities registered pursuant to Section 12(b) of the Securities Exchange Act Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K for the period ended December 31, 2019)

10.1*

Investment Agreement, dated as of September 13, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 13, 2020)

10.2

Governance Agreement, dated as of September 13, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 13, 2020)

10.3*

Contingent Payment Right Agreement, dated as of October 2, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 2, 2020)

10.4

Registration Rights Agreement, dated as of October 2, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 2, 2020)

10.5*

Credit Agreement, dated as of October 2, 2020, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., the Lenders and other parties referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 2, 2020)

10.6

Amendment No. 1, dated as of January 15, 2021, to the Credit Agreement among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 15, 2021)

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

10.10**	Form of Employment Security Agreement with the CEO of the Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 25, 2020)
10.11*	Form of Employment Security Agreement with the CFO of the Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 25, 2020)
10.12**	Form of Employment Security Agreement with certain of the Company’s employees (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.13**	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 4, 2009)
10.14**

Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the period ended December 31, 2007)

10.15**	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 12, 2007)
10.16**	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
10.17**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2017)
10.18**

Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (Executive) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.19**

Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (Executive) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.20**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 12, 2007)
10.21**	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 12, 2007)
10.22	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 7, 2013)
21	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP (St. Louis)
31.1	Certificate of Chief Executive Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*Schedules and other attachments are omitted.  The Company agrees to furnish, as a supplement, a copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

**Compensatory plan or arrangement.

Item 16.Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on February 26, 2021.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
By:	/s/ C. ROBERT UDELL JR.
C. Robert Udell Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ C. ROBERT UDELL JR.	President and	February 26, 2021

	C. Robert Udell Jr.	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ STEVEN L. CHILDERS	Chief Financial Officer (Principal	February 26, 2021

	Steven L. Childers	Financial and Accounting Officer)

By:	/s/ ROBERT J. CURREY	Chairman of the Board	February 26, 2021

Robert J. Currey

By:	/s/ ROGER H. MOORE	Director	February 26, 2021

Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	February 26, 2021

Maribeth S. Rahe

By:	/s/ TIMOTHY D. TARON	Director	February 26, 2021

Timothy D. Taron

By:	/s/ THOMAS A. GERKE	Director	February 26, 2021

Thomas A. Gerke

By:	/s/ DAVID G. FULLER	Director	February 26, 2021

David G. Fuller

By:	/s/ WAYNE L. WILSON	Director	February 26, 2021

Wayne L. Wilson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill impairment test
Description of the Matter

At December 31, 2020, the Company’s goodwill balance was $1,035 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The operations of the Company comprise a single reporting unit.

Auditing management’s annual goodwill impairment test is complex and highly judgmental due to the significant estimation required in determining the fair value of the Company. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the future cash flow projections, weighted average cost of capital, control premium, and guideline company revenue and EBITDA multiples, which are affected by expectations about future market and economic conditions.
How we addressed the Matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We evaluated the sensitivity of the estimated fair value to changes in the significant assumptions and reviewed market data relative to implied control premiums.

To evaluate management’s weighted average cost of capital assumptions, we involved EY valuation specialists to assess the methodology and selected assumptions. Our specialists also evaluated the estimated fair value of the Company using guideline company revenue and EBITDA multiples. We also tested management’s reconciliation of the fair value of the Company to the market capitalization of the Company and evaluated the implied control premium for reasonableness against observable transactions in the industry.

Searchlight Investment
Description of the Matter

On September 13, 2020, the Company and Searchlight entered into an investment agreement (the “Investment Agreement”). As discussed in Note 4 to the consolidated financial statements affiliates of Searchlight committed to invest up to an aggregate of $425.0 million in the Company in exchange for common stock, contingent payment rights and the right to an unsecured subordinated note convertible into shares of a new series of perpetual preferred stock (the “Investment Instruments”). The total proceeds from the Investment Agreement were allocated among each of the individual components of the investment on a fair value basis as of October 2, 2020.

Auditing management’s estimate of the fair values for each of the Investment Instruments is complex due to the significance of the transaction and the subjectivity of the fair value estimates.   The fair values of the Investment Instruments were sensitive to changes in assumptions, primarily due to the discount for lack of marketability on the common stock and contingent payment rights.

How we addressed the Matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the Searchlight Investment, including controls over management’s review of the accounting treatment and significant assumptions used in determining the fair values of the different Investment Instruments described above.

With the assistance of professionals in our firm having expertise in debt and equity issuance accounting, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Investment Instruments.

With the support of EY valuation specialists, we evaluated the reasonableness of the valuation methodologies and the significant assumptions used by management to determine the estimated fair values of the Investment Instruments. As part of our procedures we involved EY valuation specialists and developed an independent estimate of fair values and compared our estimate to the Company’s estimate. We evaluated the sensitivity of the fair values to changes in the discount rate for lack of marketability and tested the data underlying the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

St. Louis, Missouri

February 26, 2021

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net revenues	$1,304,028	$1,336,542	$1,399,074

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	560,644	574,936	611,872
Selling, general and administrative expenses	275,361	299,088	333,605
Acquisition and other transaction costs	7,646	—	1,960
Depreciation and amortization	324,864	381,237	432,668
Income from operations	135,513	81,281	18,969

Other income (expense):
Interest expense, net of interest income	(143,591)	(136,660)	(134,578)
Gain (loss) on extinguishment of debt	(18,264)	4,510	—
Investment income	41,062	38,088	39,596
Change in fair value of contingent payment rights	23,802	—	—
Other, net	9,716	(10,864)	1,315
Income (loss) before income taxes	48,238	(23,645)	(74,698)

Income tax expense (benefit)	10,936	(3,714)	(24,127)

Net income (loss)	37,302	(19,931)	(50,571)
Less: net income attributable to noncontrolling interest	325	452	263
Net income (loss) attributable to common shareholders	$36,977	$(20,383)	$(50,834)

Net income (loss) per basic and diluted common shares attributable to common shareholders	$0.47	$(0.29)	$(0.73)

Dividends declared per common share	$—	$0.39	$1.55

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$37,302	$(19,931)	$(50,571)
Pension and post-retirement obligations:
Change in net actuarial loss and prior service cost, net of tax of $(9,710), $(5,875) and $(3,941)	(27,007)	(16,738)	(10,835)
Amortization of actuarial losses and prior service cost to earnings, net of tax of $140, $2,842 and $1,370	436	7,936	3,785
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax of $(4,797), $(6,776) and $(244)	(13,601)	(19,237)	(691)
Cumulative adjustment upon adoption of ASU 2017-12, net of tax of $(203)	—	(576)	—
Reclassification of realized loss to earnings, net of tax of $4,061, $149 and $855	11,622	959	2,612
Comprehensive income (loss)	8,752	(47,587)	(55,700)
Less: comprehensive income attributable to noncontrolling interest	325	452	263
Total comprehensive income (loss) attributable to common shareholders	$8,427	$(48,039)	$(55,963)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$155,561	$12,395
Accounts receivable, net of allowance for credit losses	137,646	120,016
Income tax receivable	1,072	2,669
Prepaid expenses and other current assets	46,382	41,787
Total current assets	340,661	176,867

Property, plant and equipment, net	1,760,152	1,835,878
Investments	111,665	112,717
Goodwill	1,035,274	1,035,274
Customer relationships, net	113,418	164,069
Other intangible assets	10,557	10,557
Other assets	135,573	54,915
Total assets	$3,507,300	$3,390,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,283	$30,936
Advance billings and customer deposits	49,544	45,710
Accrued compensation	74,957	57,069
Accrued interest	21,194	7,874
Accrued expense	81,931	75,406
Current portion of long-term debt and finance lease obligations	17,561	27,301
Total current liabilities	270,470	244,296

Long-term debt and finance lease obligations	1,932,666	2,250,677
Deferred income taxes	171,021	173,027
Pension and other post-retirement obligations	300,373	302,296
Convertible security interest	238,701	—
Contingent payment rights	123,241	—
Other long-term liabilities	81,600	72,730
Total liabilities	3,118,072	3,043,026

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 79,227,607 and 71,961,045 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	792	720
Additional paid-in capital	525,673	492,246
Accumulated deficit	(34,514)	(71,217)
Accumulated other comprehensive loss, net	(109,418)	(80,868)
Noncontrolling interest	6,695	6,370
Total shareholders’ equity	389,228	347,251
Total liabilities and shareholders’ equity	$3,507,300	$3,390,277

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2017	70,777	$708	$615,662	$—	$(48,083)	$5,655	$573,942
Cash dividends on common stock	—	—	(107,112)	(3,271)	—	—	(110,383)
Shares issued under employee plan, net of forfeitures	460	5	(7)	—	—	—	(2)
Non-cash, share-based compensation	—	—	5,119	—	—	—	5,119
Purchase and retirement of common stock	(50)	(1)	(592)	—	—	—	(593)
Other comprehensive income (loss)	—	—	—	—	(5,129)	—	(5,129)
Cumulative adjustment: adoption of ASC 606	—	—	—	3,271	—	—	3,271
Net income	—	—	—	(50,834)	—	263	(50,571)
Balance at December 31, 2018	71,187	$712	$513,070	$(50,834)	$(53,212)	$5,918	$415,654
Cash dividends on common stock	—	—	(27,289)	(576)	—	—	(27,865)
Shares issued under employee plan, net of forfeitures	870	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	6,836	—	—	—	6,836
Purchase and retirement of common stock	(96)	(1)	(362)	—	—	—	(363)
Other comprehensive income (loss)	—	—	—	—	(27,656)	—	(27,656)
Cumulative adjustment upon adoption of ASU 2017-12	—	—	—	576	—	—	576
Net income (loss)	—	—	—	(20,383)	—	452	(19,931)
Balance at December 31, 2019	71,961	$720	$492,246	$(71,217)	$(80,868)	$6,370	$347,251
Shares issued under employee plan, net of forfeitures	1,061	11	(11)	—	—	—	—
Shares issued to Searchlight	6,353	63	26,716	—	—	—	26,779
Non-cash, share-based compensation	—	—	7,533	—	—	—	7,533
Purchase and retirement of common stock	(147)	(2)	(811)	—	—	—	(813)
Other comprehensive income (loss)	—	—		—	(28,550)	—	(28,550)
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(274)	—	—	(274)
Net income (loss)	—	—	—	36,977	—	325	37,302
Balance at December 31, 2020	79,228	$792	$525,673	$(34,514)	$(109,418)	$6,695	$389,228

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net income (loss)	$37,302	$(19,931)	$(50,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	324,864	381,237	432,668
Deferred income taxes	8,386	(5,249)	(26,008)
Cash distributions from wireless partnerships in excess of (less than) current earnings	844	(1,901)	(194)
Pension and post-retirement contributions in excess of expense	(37,301)	(24,507)	(30,361)
Stock-based compensation expense	7,533	6,836	5,119
Amortization of deferred financing costs and discounts	7,871	4,932	4,721
Loss (gain) on extinguishment of debt	10,629	(4,510)	—
Gain on change in fair value of contingent payment rights	(23,802)	—	—
Other, net	5,374	1,487	6,066
Changes in operating assets and liabilities:
Accounts receivable, net	(4,993)	13,120	(2,044)
Income tax receivable	3,103	9,908	10,754
Prepaid expenses and other assets	(7,457)	(1,546)	(12,785)
Accounts payable	(5,653)	(1,566)	8,359
Accrued expenses and other liabilities	38,280	(19,214)	11,597
Net cash provided by operating activities	364,980	339,096	357,321

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(217,563)	(232,203)	(244,816)
Proceeds from sale of assets	7,071	14,718	2,125
Proceeds from business dispositions	—	—	20,999
Proceeds from sale of investments	426	329	233
Other	—	(663)	—
Net cash used in investing activities	(210,066)	(217,819)	(221,459)

Cash flows from financing activities:
Proceeds from bond offering	750,000	—	—
Proceeds from issuance of long-term debt	1,271,250	195,000	189,588
Proceeds from issuance of common stock	350,000	—	—
Payment of finance lease obligations	(9,020)	(12,519)	(12,755)
Payment on long-term debt	(1,867,838)	(195,350)	(207,938)
Retirement of senior notes	(444,717)	(49,804)	—
Payment of financing costs	(59,139)	—	—
Share repurchases for minimum tax withholding	(812)	(363)	(593)
Dividends on common stock	—	(55,445)	(110,222)
Other	(1,472)	—	—
Net cash used in financing activities	(11,748)	(118,481)	(141,920)
Change in cash and cash equivalents	143,166	2,796	(6,058)
Cash and cash equivalents at beginning of period	12,395	9,599	15,657
Cash and cash equivalents at end of period	$155,561	$12,395	$9,599

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

1.BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company,” “we,” “our” or “us”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communication solutions to consumer, commercial and carrier customers across a 23-state service area.

Leveraging our advanced fiber network spanning more than 46,600 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of December 31, 2020, we had approximately 780,000 voice connections, 792,000 data connections and 76,000 video connections.

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

Recent Business Developments

Searchlight Investment

On September 13, 2020, we entered into an investment agreement (the “Investment Agreement”) with an affiliate of Searchlight Capital Partners, L.P. (“Searchlight”).  In connection with the Investment Agreement, affiliates of Searchlight have committed to invest up to an aggregate of $425.0 million in the Company and, assuming satisfaction of certain conditions set forth in the Investment Agreement will hold a combination of perpetual Series A preferred stock and up to 35% of the Company’s outstanding common stock. For a more complete discussion of the transaction, refer to Note 4.

Refinancing of Long-term Debt

On October 2, 2020, the Company and certain of its wholly-owned subsidiaries completed a refinancing of our long-term debt through the issuance of $2,250.0 million in new secured debt and retired all of our existing then outstanding debt obligations. As described in Note 7, we entered into a new credit agreement which consists of term loans in the aggregate amount of $1,250.0 million and a $250.0 million revolving credit facility. On October 2, 2020, we also issued $750.0 million aggregate principal amount of 6.50% senior secured notes due 2028. On January 15, 2021, the Company issued an additional $150.0 million aggregate principal amount of incremental term loans under the credit agreement. For a more complete discussion of the refinancing, refer to Note 7.

COVID-19

We are closely monitoring the impact on our business of the outbreak of coronavirus (“COVID-19”) and its variants.  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers.  While we have not seen a significant adverse impact to our financial results from COVID-19 to date, if the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act includes, among other things, deferral of certain employer payroll tax payments, the delay in payment of minimum required pension contributions due in 2020 until January 1, 2021 and certain income tax law changes including modifications to the net interest deduction limitations.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 of which 50% will be due by December 31, 2021 and the remaining 50% by December 31, 2022.  We elected not to delay the payment of our minimum required pension contributions due in 2020 and have made all scheduled quarterly pension contributions during 2020. The CARES Act is not expected to have a material impact on our consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Our cash equivalents consist primarily of money market funds.  The carrying amounts of our cash equivalents approximate their fair values.

Accounts Receivable and Allowance for Credit Losses

Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13 (“ASU 2016-13”), Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. The adoption of the new standard did not result in a material impact to the Company. As part of the adoption, we recorded a cumulative effect adjustment of $0.3 million, net of tax, which decreased retained earnings during the year ended December 31, 2020. Of this amount, $0.2 million was related to the decrease in the value of our partnership interests as a result of the adoption of ASU 2016-13 by our equity method partnerships. The following disclosures have been made in accordance with ASU 2016-13.

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

The following table summarizes the activity in the ACL for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Balance at beginning of year	$4,549	$4,421	$6,667
Cumulative adjustment upon adoption of ASU 2016-13	144	—	—
Provision charged to expense	11,573	9,347	8,793
Write-offs, less recoveries	(7,130)	(9,219)	(11,039)
Balance at end of year	$9,136	$4,549	$4,421

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

Property, plant and equipment consisted of the following as of December 31, 2020 and 2019:

	December 31,	December 31,	Estimated
(In thousands)	2020	2019	Useful Lives
Land and buildings	$274,535	$270,443	18	-	40	years
Central office switching and transmission	1,475,590	1,363,533	3	-	25	years
Outside plant cable, wire and fiber facilities	2,036,312	2,002,264	3	-	50	years
Furniture, fixtures and equipment	303,680	287,711	3	-	15	years
Assets under finance leases	40,407	51,324	1	-	20	years
Total plant in service	4,130,524	3,975,275
Less: accumulated depreciation and amortization	(2,466,407)	(2,228,481)
Plant in service	1,664,117	1,746,794
Construction in progress	64,056	59,624
Construction inventory	31,979	29,460
Totals	$1,760,152	$1,835,878

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

Depreciation and amortization expense related to property, plant and equipment was $274.2 million, $315.0 million and $366.3 million in 2020, 2019 and 2018, respectively.  Amortization of assets under capital leases is included in the depreciation and amortization expense in the consolidated statements of operations.

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

For the 2020 assessment, we evaluated the fair value of goodwill compared to the carrying value using the quantitative approach.  When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model and reconciled to our market capitalization plus an estimated control premium. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches.  Such assumptions are subject to change as a result of changing economic and competitive conditions.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.  For the 2020 assessment, using the quantitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value at November 30, 2020 and that there was no impairment of goodwill.

In measuring the fair value of our single reporting unit as described, we consider the fair value of our reporting unit in relation to our overall enterprise value, measured as the publicly traded stock price multiplied by the fully diluted shares outstanding plus the fair value of outstanding debt.  Our reporting unit fair value models are consistent with a range in value indicated by both the preceding three-month average stock price and the stock price on the valuation date, plus an estimated acquisition premium which is based on observable transactions of comparable companies, if applicable.

If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded for the difference in the carrying value and fair value.  We did not recognize any goodwill impairment in 2020, 2019 or 2018 as a result of the impairment tests.

At December 31, 2020 and 2019, the carrying value of goodwill was $1,035.3 million.

Trade Name

Our trade name is the federally registered mark CONSOLIDATED, a design of interlocking circles, which is used in association with our communication services.  The Company’s corporate branding strategy leverages the CONSOLIDATED name and brand identity.  All of the Company’s business units and several of our products and services incorporate the CONSOLIDATED name.  Trade names with indefinite useful lives are not amortized but are tested for impairment at least annually.  If facts and circumstances change relating to a trade name’s continued use in the branding of our products and services, it may be treated as a finite-lived asset and begin to be amortized over its estimated remaining life.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2020 and 2019.

For the 2020 assessment, we used the quantitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on our assessment, we concluded that the fair value of the trade names continued to exceed the carrying value.  When we use the quantitative approach to estimate the fair value of our trade names, we use DCFs based on a relief from royalty method.  If the fair value of our trade names was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets.  We perform our impairment testing of our trade names as single units of accounting based on their use in our single reporting unit.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services, trade names of acquired companies and other intangible assets.  Finite-lived intangible assets are amortized using an accelerated amortization method or on a straight-line basis over their estimated useful lives.  We evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.  We did not recognize any intangible impairment charges in the years ended December 31, 2020, 2019 or 2018.

The components of finite-lived intangible assets are as follows:

					December 31, 2020		December 31, 2019
					Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Useful Lives				Amount	Amortization	Amount	Amortization

Customer relationships	5	-	11	years	$318,921	$(205,503)	$321,333	$(157,264)

Amortization expense related to the finite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018 was $50.7 million, $66.2 million and $66.3 million, respectively.  Expected future amortization expense of finite-lived intangible assets is as follows:

(In thousands)
2021	$39,479
2022	30,850
2023	23,963
2024	10,617
2025	3,180
Thereafter	5,329
Total	$113,418

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

Equipment

Equipment revenue is generated from the sale of voice and data communications equipment as well as design, configuration, installation and professional support services related to such equipment.  Equipment revenue generated from telecommunications systems and structured cabling projects is recognized when or as the project is completed and control is transferred to the customer.  Maintenance services are provided on both a contract and time and material basis and are recognized when or as services are transferred.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $11.1 million, $11.5 million and $11.4 million in 2020, 2019 and 2018, respectively.

Statement of Cash Flows Information

During 2020, 2019 and 2018, we made payments for interest and income taxes as follows:

(In thousands)	2020	2019	2018
Interest, net of amounts capitalized ($1,660, $3,737 and $5,659 in 2020, 2019 and 2018, respectively)	$120,897	$129,508	$122,422
Income taxes (received) paid, net	$(553)	$(8,374)	$(9,060)

In 2020, 2019 and 2018, we acquired equipment of $2.5 million, $6.2 million and $19.2 million, respectively, through finance or capital lease agreements.

Noncontrolling Interest

We have a majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”), which is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC.  ETFL provides connectivity over a fiber optic transport network to certain customers residing in Texas.

Recent Accounting Pronouncements

Effective January 1, 2020, we adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, using the modified retrospective method.  ASU 2016-13 establishes the new “current expected credit loss” model for measuring and recognizing credit losses on financial assets based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts.  For additional information on the adoption of the new standard and the impact to our consolidated financial statements and related disclosures, refer to the Accounts Receivable and Allowance for Credit Losses section above.

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

In August 2018, the FASB issued ASU No. 2018-14 (“ASU 2018-14”), Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies disclosure requirements for defined benefit pension and other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirement of disclosures and adding disclosure requirements identified as relevant. We adopted ASU 2018-14 for the year ended December 31, 2020 and applied the amendments to the disclosures in this update on a retrospective basis to all periods presented. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06 (“ASU 2020-06”), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies guidance on accounting for convertible instruments and contracts in an entity’s own equity including calculating diluted earnings per share. The new guidance is effective for annual periods beginning after December 15, 2021. We early adopted this update as of January 1, 2021 and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.   The ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.

In November 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”), Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions and adding certain requirements to the general framework in ASC 740, Income Taxes. The new guidance is effective for annual periods beginning after December 15, 2020 with early adoption permitted. We adopted this update as of January 1, 2021 and do not expect it to have a material impact on our consolidated financial statements and related disclosures.

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$362,078	$355,325	349,413
Voice services	181,700	188,322	202,875
Other	45,155	52,894	56,395
	588,933	596,541	608,683
Consumer:
Broadband (VoIP and Data)	263,059	257,083	253,119
Video services	74,343	81,378	88,338
Voice services	170,503	180,839	202,032
	507,905	519,300	543,489
Subsidies	71,989	72,440	83,371
Network access	125,261	138,056	152,582
Other products and services	9,940	10,205	10,949
Total operating revenues	$1,304,028	$1,336,542	$1,399,074

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Year Ended December 31,
(In thousands)	2020	2019
Accounts receivable, net	$137,646	$120,016
Contract assets	21,004	18,804
Contract liabilities	55,942	50,974

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the years ended December 31, 2020, 2019 and 2018, the Company recognized expense of $9.0 million, $6.3 million and $2.9 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the years ended December 31, 2020, 2019 and 2018, the Company recognized previously deferred revenues of $443.0 million, $397.5 million and $354.2 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2020.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

(In thousands, except per share amounts)	2020	2019	2018
Net income (loss)	$37,302	$(19,931)	$(50,571)
Less: net income attributable to noncontrolling interest	325	452	263
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	36,977	(20,383)	(50,834)
Less: earnings allocated to participating securities	2,844	462	810
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$34,133	$(20,845)	$(51,644)

Weighted-average number of common shares outstanding	72,752	70,837	70,613

Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.47	$(0.29)	$(0.73)

Diluted EPS attributable to common shareholders for the year ended December 31, 2020 excludes 6.1 million potential common shares related to our share-based compensation plan and the contingent payment right (“CPR”) issued to Searchlight on October 2, 2020, as described in Note 4, because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS attributable to common shareholders for the years ended December 31, 2019 and 2018 excludes 1.1 million and 0.5 million potential common shares, respectively, that could be issued under our share-based compensation plan.

4.SEARCHLIGHT INVESTMENT

In connection with the Investment Agreement entered into on September 13, 2020, affiliates of Searchlight have committed to invest up to an aggregate of $425.0 million in the Company. The investment commitment is structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and a CPR that is convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9% of the Company’s common stock.  In addition, Searchlight received the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”).

In the second stage of the transaction, Searchlight will invest an additional $75.0 million and will be issued the Note, which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion. The Note may be issued to Searchlight prior to the closing of the second stage of the transaction upon the occurrence of certain events. In addition, following shareholder approval, if received, the CPR will be convertible into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.  The closing of the second stage of the transaction is subject to the receipt of Federal Communications Commission (“FCC”) and Hart Scott Rodino approvals and the satisfaction of certain other customary closing conditions. We expect the closing of the second stage to be completed in mid-2021.

The total expected proceeds from the Investment Agreement were allocated among each of the individual components of the investment and recorded at their estimated fair values as of October 2, 2020. The proceeds were first allocated to the CPRs at their full estimated fair values including a discount for lack of marketability and then allocated to the issuance of the common stock with the remaining proceeds allocated to the Note.  The estimated fair value of the components of the Investment Agreement at October 2, 2020 are as follows:

(In thousands)
Assets Received:
Cash proceeds	$350,000
Receivable from Searchlight, net of discount of $612	74,388
Less: Issuance costs	(14,474)
Total consideration	$409,914

Assets Exchanged:
6,352,842 shares of common stock, par value $0.01 per share, net of issuance costs of $1,473	$26,779
CPR for 16.9% additional shares of common stock	79,469
CPR for 10.1% additional shares of common stock	67,221
Unsecured subordinated note right, net of discount of $146,018 and issuance costs of $13,001	236,445
$409,914

At December 31, 2020, the net present value of the receivable for the additional investment of $75.0 million expected to be received from Searchlight upon the closing of the second stage of the transaction was $74.7 million, net of unamortized discount of $0.3 million, and is included within other assets in the consolidated balance sheets.

The CPRs are reported at their estimated fair value within long-term liabilities in the consolidated balance sheets. Subsequent changes in fair value are reflected in earnings within other income and expense in the consolidated statements of operations. As of December 31, 2020, the estimated fair value of the CPRs was $123.2 million and during the year ended December 31, 2020, we recognized a gain of $23.5 million on the decline in the fair value of the CPRs. Issuance costs allocated to the CPRs of $7.6 million were expensed as incurred during the year ended December 31, 2020, which were included in acquisition and other transaction costs in the consolidated statements of operations.

The Note bears interest at 9.0% per annum from the date of the closing of the first stage of the transaction and is payable semi-annually in arrears.  Upon conversion of the Note, dividends on the preferred stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears.  The Note and preferred stock include a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020.  The Company intends to exercise the PIK interest option on the Note through at least 2022. The term of the Note is 10 years and is due on October 1, 2029. At December 31, 2020, the net carrying value of the Note was $238.7 million, net of unamortized discount and issuance costs of $144.8 million and $12.0 million, respectively. The unamortized discount and issuance costs are being amortized over the contractual term of the Note using the effective interest method.

5.INVESTMENTS

Our investments are as follows:

(In thousands)	2020	2019
Cash surrender value of life insurance policies	$2,536	$2,474
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	8,882	8,910
Other	273	298
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	20,299	20,162
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,482	7,658
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,793	28,815
Totals	$111,665	$112,717

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments. We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any (there were none during the periods presented).  We record distributions received from these investments as investment income in non-operating income (expense).  In 2020, 2019 and 2018, we received cash distributions from these partnerships totaling $19.1 million, $16.8 million and $17.3 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. In connection with the adoption of ASC 606 by our equity method partnerships, the value of our combined partnership interests increased $1.8 million, which is reflected in the cumulative effect adjustment to retained earnings during the year ended December 31, 2018.  In 2020, 2019 and 2018, we received cash distributions from these partnerships totaling $22.4 million, $19.0 million and $21.8 million, respectively.  The carrying value of the investments exceeds the underlying equity in net assets of the partnerships by $32.8 million as of December 31, 2020 and 2019.

6.FAIR VALUE MEASUREMENTS

Financial Instruments

Interest Rate Swap Agreements

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

Our interest rate swap agreements measured at fair value on a recurring basis at December 31, 2020 and 2019 were as follows:

		As of December 31, 2020
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(6,297)	$—	$(6,297)	$—
Long-term interest rate swap liabilities	(22,958)	—	(22,958)	—
Total	$(29,255)	$—	$(29,255)	$—

		As of December 31, 2019
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(2,565)	$—	$(2,565)	$—
Long-term interest rate swap liabilities	(24,960)	—	(24,960)	—
Total	$(27,525)	$—	$(27,525)	$—

Contingent Payment Obligations

Our contingent payment obligations represent the CPRs issued to Searchlight in connection with the Investment Agreement. We are required to measure the CPRs at their estimated fair value on a recurring basis based on a market approach utilizing observable market values and a marketability discount.  As of December 31, 2020, the estimated fair value of the CPRs was $123.2 million and was classified as Level 2 within the fair value hierarchy at December 31, 2020.

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2020 and 2019.

	As of December 31, 2020		As of December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$1,978,694	$2,039,790	$2,262,111	$2,125,497

Cost & Equity Method Investments

Our investments at December 31, 2020 and 2019 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

7.LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2020 and 2019:

(In thousands)	2020	2019
Senior secured credit facility:
Term loans, net of discounts of $18,181 and $5,604 at December 31, 2020 and 2019, respectively	$1,228,694	$1,779,109
Revolving loan	—	40,000
6.50% Senior notes due 2028	750,000	—
6.50% Senior notes due 2022, net of discount of $1,998 at December 31, 2019	—	443,002
Finance leases	17,467	24,019
	1,996,161	2,286,130
Less: current portion of long-term debt and finance leases	(17,561)	(27,301)
Less: deferred debt issuance costs	(45,934)	(8,152)
Total long-term debt	$1,932,666	$2,250,677

Credit Agreement

On October 2, 2020, the Company, through certain of its wholly-owned subsidiaries, entered into a Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previous credit agreement in its entirety.  The Credit Agreement consists of term loans in the aggregate amount of $1,250.0 million (the “Term Loans”) and a revolving loan facility of $250.0 million, which replaced the previous $110.0 million revolving loan facility scheduled to mature on October 5, 2021.  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million plus (b) an amount which would not cause its senior secured leverage ratio not to exceed 3.70:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.

The Term Loans were issued in an original aggregate principal amount of $1,250.0 million with a maturity date of October 2, 2027 and contain an original issuance discount of 1.5% or $18.8 million, which is being amortized over the term of the loan.  The Term Loans require quarterly principal payments of $3.1 million, which commenced December 31, 2020, and bear interest at a rate 4.75% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of December 31, 2020, there were no borrowings outstanding under the revolving credit facility.  At December 31, 2019, borrowings of $40.0 million were outstanding under the previous revolving credit facility, which consisted of LIBOR-based borrowings of $30.0 million and alternate base rate borrowings of $10.0 million.  Stand-by letters of credit of $18.1 million were outstanding under our revolving credit facility as of December 31, 2020.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2020, $231.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facilities was 5.75% and 4.80% at December 31, 2020 and 2019, respectively.  Interest is payable at least quarterly.

Financing Costs

In connection with entering into the Credit Agreement in October 2020, fees of $29.1 million were capitalized as deferred debt issuance costs. These capitalized costs are amortized over the term of the debt and are included as a component of interest expense in the consolidated statements of operations. We also incurred a loss on the extinguishment of debt of $12.3 million during the year ended December 31, 2020 related to the repayment of the outstanding term loan under the previous credit agreement.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00.  As of December 31, 2020, our consolidated first lien leverage ratio under the Credit Agreement was 3.56:1.00.  As of December 31, 2020, we were in compliance with the Credit Agreement covenants.

Credit Agreement Amendment

On January 15, 2021, the Company entered into Amendment No. 1 to the Credit Agreement in which we borrowed an additional $150.0 million aggregate principal amount of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans have terms and conditions identical to the Term Loans including the same maturity date and interest rate. The Term Loans and Incremental Term Loans will collectively comprise a single class of term loans under the Credit Agreement, as amended. The Term Loans will require quarterly principal payments of $3.5 million beginning on March 31, 2021.

Senior Notes

6.50% Senior Notes due 2028

On October 2, 2020, we completed an offering of $750.0 million aggregate principal amount of 6.50% unsubordinated secured notes due 2028 (the “Senior Notes”).  The Senior Notes were priced at par and bear interest at a rate of 6.50%, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.  The Senior Notes will mature on October 1, 2028.  Deferred debt issuance costs of $17.0 million incurred in connection with the issuance of the Senior Notes are being amortized using the effective interest method over the term of the Senior Notes.

The Senior Notes are unsubordinated secured obligations of the Company, secured by a first priority lien on the collateral that secures the Company’s obligations under the Credit Agreement. The Senior Notes are fully and unconditionally guaranteed on a first priority secured basis by the Company and the majority of our wholly-owned subsidiaries.  The offering of the Senior Notes has not been registered under the Securities Act of 1933, as amended or any state securities laws.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  At December 31, 2020, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Redemption of 6.50% Senior Notes due 2022

On October 2, 2020, a notice of redemption was issued to holders of our then outstanding $440.5 million aggregate principal amount of 6.50% Senior Notes due in October 2022 (the “2022 Notes”) to redeem all outstanding 2022 Notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest through the redemption date.  A portion of the proceeds from the issuance of the Senior Notes was deposited with the trustee to pay and discharge the entire indebtedness under the 2022 Notes.  The 2022 Notes were redeemed on November 2, 2020, in accordance with the notice of redemption.

In connection with the redemption of the 2022 Notes, we recognized a loss on extinguishment of debt of $5.9 million during the year ended December 31, 2020. During the year ended December 31, 2019, we repurchased $55.0 million of the aggregate principal amount of the 2022 Notes for $49.8 million and recognized a gain on extinguishment of debt of $4.5 million.

Future Maturities of Debt

At December 31, 2020, the aggregate maturities of our long-term debt excluding finance leases were as follows:

(In thousands)
2021	$12,500
2022	12,500
2023	12,500
2024	12,500
2025	12,500
Thereafter	1,934,375
Total maturities	1,996,875
Less: Unamortized discount	(18,181)
$1,978,694

See Note 9 regarding the future maturities of our obligations for finance leases.

8.DERIVATIVE FINANCIAL INSTRUMENTS

We may utilize interest rate swap agreements to mitigate risk associated with fluctuations in interest rates related to our variable rate debt obligations under the Credit Agreement. Derivative financial instruments are recorded at fair value in our consolidated balance sheet.

The following interest rate swaps were outstanding at December 31, 2020:

	Notional
(In thousands)	Amount	2020 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(6,297)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(22,958)
Total Fair Values			$(29,255)

Our interest rate swap agreements mature on various dates between July 2021 and July 2023.

The following interest rate swaps were outstanding at December 31, 2019:

	Notional
(In thousands)	Amount	2019 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(2,565)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(18,303)
Forward starting fixed to 1-month floating LIBOR (with floor)	$705,000	Other long-term liabilities	(6,657)
Total Fair Values			$(27,525)

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

At December 31, 2020 and 2019, the total pre-tax unrealized loss related to our interest rate swap agreements included in AOCI was $(25.2) million and $(22.5) million, respectively.  From the balance in AOCI as of December 31, 2020, we expect to recognize a loss of approximately $13.8 million in earnings as interest expense in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Unrealized loss recognized in AOCI, pretax	$(18,398)	$(26,013)
Deferred loss reclassified from AOCI to interest expense	$(15,683)	$(1,108)

9. LEASES

We have entered into various leases for certain facilities, land, underground conduit, colocations, and equipment used in our operations.  For leases with a term greater than 12 months, we recognize a right-to-use asset and a lease liability based on the present value of lease payments over the lease term.  The leases have remaining lease terms of one year to 88 years and may include one or more options to renew, which can extend the lease term from one to five years or more. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Short-term lease expense, which is recognized in cost of services and products, was not material to the consolidated statements of operations for the years ended December 31, 2020 and 2019.  Variable lease payments are expensed as incurred.

The following table summarizes the components of our lease right-of use assets and liabilities at December 31, 2020 and 2019:

(In thousands)	Balance Sheet Classification	2020	2019
Operating leases
Operating lease right-of-use assets	Other assets	$25,808	$26,239
Current lease liabilities	Accrued expense	$(5,824)	$(6,173)
Noncurrent lease liabilities	Other long-term liabilities	$(20,192)	$(20,235)

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $23,034 and $28,909	Property, plant and equipment, net	$17,373	$22,414
Current lease liabilities	Current portion of long-term debt and finance lease obligations	$(5,061)	$(8,951)
Noncurrent lease liabilities	Long-term debt and finance lease obligations	$(12,406)	$(15,068)

Weighted-average remaining lease term
Operating leases		7.2 years	7.6 years
Finance leases		6.2 years	5.6 years
Weighted-average discount rate
Operating leases		6.43%	7.20%
Finance leases		6.99%	7.15%

The components of lease expense for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
(In thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$7,442	$12,031
Interest on lease liabilities	1,356	1,993
Operating lease cost	8,421	8,902
Variable lease cost	2,205	2,392
Total lease cost	$19,424	$25,318

The following table presents supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,325	$8,701
Operating cash flows for finance leases	1,356	1,993
Financing cash flows for finance leases	9,020	12,519
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	6,842	2,269
Finance leases	2,534	6,227

At December 31, 2020, the aggregate maturities of our lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
2021	$7,319	$5,968
2022	6,767	3,971
2023	4,583	2,343
2024	2,943	1,850
2025	2,246	1,732
Thereafter	9,491	4,721
Total lease payments	33,349	20,585
Less: Interest	(7,333)	(3,118)
	$26,016	$17,467

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the years ended December 31, 2020 and 2019, we entered into IRU arrangements for exclusive access to and unrestricted use of specific assets.  These arrangements were recognized as sales-type leases as the term of the arrangements were for a major part of the asset’s remaining economic life.  During the years ended December 31, 2020 and 2019, we recognized revenue of $2.2 million and $2.0 million, respectively, as well as a gain of $1.1 million and $1.6 million, respectively, related to these arrangements.

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

The following table summarizes grants of RSAs and PSAs under the Plan during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
		Grant Date		Grant Date		Grant Date
	2020	Fair Value	2019	Fair Value	2018	Fair Value
RSAs Granted	863,710	$6.30	551,214	$9.87	478,210	$12.45
PSAs Granted	240,669	$9.86	371,672	$12.45	—	$—
Total	1,104,379		922,886		478,210

The following table summarizes the RSA and PSA activity during the year ended December 31, 2020:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2019	532,445	$11.58	275,995	$13.29
Shares granted	863,710	$6.30	240,669	$9.86
Shares vested	(532,414)	$8.74	(137,969)	$12.33
Shares forfeited, cancelled or retired	(29,768)	$9.36	(13,655)	$11.51
Non-vested shares outstanding - December 31, 2020	833,973	$7.81	365,040	$11.06

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2020, 2019 and 2018 was $6.4 million, $5.6 million and $4.1 million, respectively.

Share-based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Restricted stock	$4,597	$4,013	$3,249
Performance shares	2,936	2,823	1,870
Total	$7,533	$6,836	$5,119

Income tax benefits related to share-based compensation of approximately $2.0 million, $1.8 million and $1.3 million were recorded for the years ended December 31, 2020, 2019 and 2018, respectively.  Share-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2020, total unrecognized compensation cost related to non-vested RSAs and PSAs was $11.5 million and will be recognized over a weighted-average period of approximately 1.6 years.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component during 2020 and 2019:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2018	$(55,514)	$2,302	$(53,212)
Other comprehensive loss before reclassifications	(16,738)	(19,237)	(35,975)
Cumulative adjustment upon adoption of ASU 2017-12	—	(576)	(576)
Amounts reclassified from accumulated other comprehensive loss	7,936	959	8,895
Net current period other comprehensive income (loss)	(8,802)	(18,854)	(27,656)
Balance at December 31, 2019	$(64,316)	$(16,552)	$(80,868)
Other comprehensive loss before reclassifications	(27,007)	(13,601)	(40,608)
Amounts reclassified from accumulated other comprehensive loss	436	11,622	12,058
Net current period other comprehensive income (loss)	(26,571)	(1,979)	(28,550)
Balance at December 31, 2020	$(90,887)	$(18,531)	$(109,418)

The following table summarizes reclassifications from accumulated other comprehensive loss during 2020 and 2019:

	Amount Reclassified from AOCI
	Year Ended December 31,		Affected Line Item in the
(In thousands)	2020	2019	Statement of Income
Amortization of pension and post-retirement items:
Prior service cost	$(1,270)	$(857)	(a)
Actuarial gain (loss)	694	(3,195)	(a)
Settlement loss	—	(6,726)	(a)
	(576)	(10,778)	Total before tax
	140	2,842	Tax benefit
	$(436)	$(7,936)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$(15,683)	$(1,108)	Interest expense
	4,061	149	Tax benefit (expense)
	$(11,622)	$(959)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans. See Note 11 for additional details.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Pension Plans as of December 31, 2020 and 2019:

(In thousands)	2020	2019
Change in benefit obligation
Benefit obligation at the beginning of the year	$759,821	$712,174
Service cost	—	50
Interest cost	25,971	30,327
Actuarial loss	75,131	80,023
Benefits paid	(34,803)	(31,581)
Plan settlement	—	(31,172)
Benefit obligation at the end of the year	$826,120	$759,821

(In thousands)	2020	2019
Change in plan assets
Fair value of plan assets at the beginning of the year	$556,967	$499,791
Employer contributions	24,039	27,516
Actual return on plan assets	77,623	92,413
Benefits paid	(34,803)	(31,581)
Plan settlement	—	(31,172)
Fair value of plan assets at the end of the year	$623,826	$556,967
Funded status at year end	$(202,294)	$(202,854)

In the years ended December 31, 2020 and 2019, the actuarial loss on the benefit obligation was primarily due to decreases in the discount rate.

Amounts recognized in the consolidated balance sheets at December 31, 2020 and 2019 consisted of:

(In thousands)	2020	2019
Current liabilities	$(244)	$(243)
Long-term liabilities	$(202,050)	$(202,611)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2020 and 2019 consisted of:

(In thousands)	2020	2019
Unamortized prior service cost	$930	$1,052
Unamortized net actuarial loss	138,868	107,982
	$139,798	$109,034

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of operations for the plans for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Service cost	$—	$50	$5,809
Interest cost	25,971	30,327	28,870
Expected return on plan assets	(34,544)	(34,627)	(38,640)
Amortization of:
Net actuarial loss	1,165	2,890	6,110
Prior service cost (credit)	123	123	(204)
Plan curtailment	—	—	(1,156)
Plan settlement	—	6,726	94
Net periodic pension cost	$(7,285)	$5,489	$883

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

In 2018, the Retirement Plan was amended to freeze benefit accruals under the cash balance benefit plan for certain participants under collective bargaining agreements. As a result of these amendments, we recognized a pre-tax curtailment gain of $1.2 million as a component of net periodic pension cost during the year ended December 31, 2018.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2020 and 2019:

(In thousands)	2020	2019
Actuarial loss, net	$32,052	$22,236
Recognized actuarial loss	(1,165)	(2,890)
Prior service credit	—	(123)
Recognized prior service cost	(123)	—
Plan settlement	—	(6,726)
Total amount recognized in other comprehensive loss, before tax effects	$30,764	$12,497

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Discount rate - net periodic benefit cost	3.51%	4.36%	3.75%
Discount rate - benefit obligation	2.81%	3.51%	4.39%
Expected long-term rate of return on plan assets	6.25%	6.97%	7.03%
Rate of compensation/salary increase	2.50%	2.50%	2.50%
Interest crediting rate for cash balance plans	2.00%	3.00%	3.00%

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.  The net present value of the remaining obligations was approximately $0.8 million and $1.4 million at December 31, 2020 and 2019, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 24 life insurance policies on certain of the participating former directors and employees. We recognized $1.4 million in life insurance proceeds as other non-operating income in 2020. We did not recognize any life insurance proceeds in 2019. The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.5 million at December 31, 2020 and 2019. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $6.3 million and $7.1 million as of December 31, 2020 and 2019, respectively.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2020 and 2019:

(In thousands)	2020	2019
Change in benefit obligation
Benefit obligation at the beginning of the year	$107,132	$109,902
Service cost	825	957
Interest cost	3,265	4,231
Plan participant contributions	218	269
Actuarial loss	6,387	570
Benefits paid	(9,376)	(8,797)
Plan amendments	(1,747)	—
Benefit obligation at the end of the year	$106,704	$107,132

(In thousands)	2020	2019
Change in plan assets
Fair value of plan assets at the beginning of the year	$3,164	$2,791
Employer contributions	9,159	8,527
Plan participant’s contributions	218	269
Actual return on plan assets	172	374
Benefits paid	(9,376)	(8,797)
Fair value of plan assets at the end of the year	$3,337	$3,164
Funded status at year end	$(103,367)	$(103,968)

In the years ended December 31, 2020 and 2019, the actuarial loss on the benefit obligation was primarily due to decreases in discount rate which was partially offset by the underwriting gain.

Amounts recognized in the consolidated balance sheets at December 31, 2020 and 2019 consist of:

(In thousands)	2020	2019
Current liabilities	$(5,709)	$(5,619)
Long-term liabilities	$(97,658)	$(98,349)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2020 and 2019 consist of:

(In thousands)	2020	2019
Unamortized prior service credit	$(3,766)	$(872)
Unamortized net actuarial loss (gain)	284	(7,987)
	$(3,482)	$(8,859)

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Service cost	$825	$957	$405
Interest cost	3,265	4,231	4,128
Expected return on plan assets	(197)	(180)	(142)
Amortization of:
Net actuarial gain	(1,859)	(2,033)	(56)
Prior service cost	1,147	3,072	367
Net periodic postretirement benefit cost	$3,181	$6,047	$4,702

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the consolidated statements of operations.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2020 and 2019:

(In thousands)	2020	2019
Actuarial loss, net	$6,412	$376
Recognized actuarial gain	1,859	2,033
Prior service credit	(1,747)	—
Recognized prior service cost	(1,147)	(3,072)
Total amount recognized in other comprehensive loss, before tax effects	$5,377	$(663)

The weighted-average discount rate assumptions utilized for the years ended December 31 were as follows:

	2020	2019	2018
Net periodic benefit cost	3.35%	4.35%	3.62%
Benefit obligation	2.56%	3.34%	4.35%

For purposes of determining the cost and obligation for post-retirement medical benefits, a 6.50% healthcare cost trend rate was assumed for the plan in 2020, declining to the ultimate trend rate of 5.00% in 2027.

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

The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the pension plan’s strategic allocation. We update our long-term, strategic asset allocations every few years to ensure they are in line with our fund objectives.  At December 31, 2020, the target allocation of the Pension Plan assets is approximately 70 - 90% in return seeking assets consisting primarily of equity and fixed income funds with the remainder in hedge funds.  Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility or to gain desired exposure to various markets and return drivers.  Currently, we believe that there are no significant concentrations of risk associated with the Pension Plan assets.

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2020 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2020.

Common Stocks:  Includes domestic and international common stocks and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded.

Common Collective Trusts and Commingled Funds:  Units in the fund are valued based on the net asset value (“NAV”) of the funds, which is based on the fair value of the underlying investments held by the fund less its liabilities as reported by the issuer of the fund. The NAV per share is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported net asset value. These investments have no unfunded commitments, are redeemable daily, weekly, monthly or quarterly and have redemption notice periods of up to 180 days.

The fair values of our assets for our defined benefit pension plans at December 31, 2020 and 2019, by asset category were as follows:

		As of December 31, 2020
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Equities:
Stocks:
U.S. common stocks	$15	$15	$—	$—
International stocks	1	1	—	—
Total plan assets in the fair value hierarchy	16	$16	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	7,479
Equities:
Global	232,933
Real estate	89,508
Fixed Income	247,479
Hedge Funds	46,402
Other assets/(liabilities) (3)	9
Total plan assets	$623,826

		As of December 31, 2019
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$21	$21	$—	$—
Equities:
Stocks:
U.S. common stocks	15	15	—	—
International stocks	4	4	—	—
Total plan assets in the fair value hierarchy	40	$40	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	9,201
Equities:
Global	220,453
Real estate	83,433
Fixed Income	243,840
Total plan assets	$556,967

(1)	Certain investments that are measured at fair value using NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

(2)	Short-term investments include an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper, U.S. government obligations and variable rate securities with maturities less than one year.

(3)	Other assets/(liabilities) include accrued receivables, net payables and pending settlements.

The fair values of our assets for our post-retirement benefit plans at December 31, 2020 and 2019 were as follows:

As of
December 31,
(In thousands)	2020
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	$41
Equities:
Global	1,288
Real estate	496
Fixed Income	1,369
Hedge Funds	257
Total plan assets	3,451
Benefit payments payable	(114)
Net plan assets	$3,337

As of
December 31,
(In thousands)	2019
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	$53
Equities:
Global	1,252
Real estate	474
Fixed Income	1,385
Total plan assets	$3,164

(1)	Certain investments that are measured at fair value using NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
(2)	Short-term investments include investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. government obligations with maturities less than one year.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws.  We expect to contribute approximately $20.7 million to our Pension Plans and $8.8 million to our other post-retirement plans in 2021.

Estimated Future Benefit Payments

As of December 31, 2020, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2021	$34,982	$8,789
2022	35,976	8,164
2023	36,667	7,705
2024	37,821	7,265
2025	38,290	6,702
2026 - 2030	201,101	28,640

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recognized expense with respect to these plans of $15.6 million, $15.8 million and $13.7 million in 2020, 2019 and 2018, respectively.

12.INCOME TAXES

Income tax expense (benefit) consists of the following components:

	For the Year Ended
(In thousands)	2020	2019	2018
Current:
Federal	$314	$143	$247
State	2,236	1,392	1,634
Total current expense	2,550	1,535	1,881

Deferred:
Federal	8,802	(4,339)	(17,248)
State	(416)	(910)	(8,760)
Total deferred expense (benefit)	8,386	(5,249)	(26,008)
Total income tax expense (benefit)	$10,936	$(3,714)	$(24,127)

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended
(In percentages)	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.6	10.6	5.2
Searchlight investment	(3.3)	—	—
Other permanent differences	2.2	(4.5)	(0.9)
Change in deferred tax rate	—	(2.9)	3.7
Change in deferred tax rate - Federal Tax Reform	—	—	6.9
Valuation allowance	2.8	(4.7)	(2.3)
Provision to return	(1.1)	(0.5)	0.5
Sale of stock in subsidiary	—	—	(1.0)
State audit settlement	—	(3.2)	—
Acquisition related	—	—	(1.3)
Other	(0.5)	(0.1)	0.5
	22.7%	15.7%	32.3%

Deferred Taxes

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Non-current deferred tax assets:
Reserve for uncollectible accounts	$2,420	$1,194
Accrued vacation pay deducted when paid	4,354	4,152
Accrued expenses and deferred revenue	16,419	9,839
Net operating loss carryforwards	76,198	86,535
Pension and postretirement obligations	79,688	80,245
Share-based compensation	974	693
Derivative instruments	6,582	5,868
Financing costs	1,177	176
Tax credit carryforwards	4,990	6,077
	192,802	194,779
Valuation allowance	(7,139)	(6,680)
Net non-current deferred tax assets	185,663	188,099

Non-current deferred tax liabilities:
Goodwill and other intangibles	(53,797)	(66,271)
Basis in investment	(12)	(5)
Partnership investments	(15,988)	(16,138)
Property, plant and equipment	(286,888)	(278,712)
Other	1	—
	(356,684)	(361,126)
Net non-current deferred taxes	$(171,021)	$(173,027)

As of December 31, 2020, the CARES Act did not have a material impact on the Company’s income tax positions. We will continue to evaluate the impact of enacted and future legislation.

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

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards as of December 31, 2020 of $314.6 million and related deferred tax assets of $66.1 million.  The federal NOL carryforwards for tax years beginning after December 31, 2017 of $63.9 million and related deferred tax assets of $13.4 million can be carried forward indefinitely.  The federal NOL carryforwards for the tax years prior to December 31, 2017 of $250.7 million and related deferred tax assets of $52.7 million expire in 2027 to 2035.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards as of December 31, 2020 of $0.8 million and related deferred tax assets of $0.2 million.  ETFL’s federal NOL carryforwards are for the tax years prior to December 31, 2017 and expire in 2021 to 2024.

We estimate that we have available state NOL carryforwards as of December 31, 2020 of $659.3 million and related deferred tax assets of $14.7 million.  The state NOL carryforwards expire from 2021 to 2041. Management believes that it is more likely than not that we will not be able to realize state NOL carryforwards of $83.5 million and related deferred tax asset of $5.4 million and has placed a valuation allowance on this amount.  The related NOL carryforwards expire from 2021 to 2041.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We estimate that we have available state tax credit carryforwards as of December 31, 2020 of $6.3 million and related deferred tax assets of $5.0 million. The state tax credit carryforwards are limited annually and expire from 2021 to 2030.

Management believes that it is more likely than not that we will not be able to realize state tax carryforwards of $2.2 million and related deferred tax asset of $1.7 million and has placed a valuation allowance on this amount.  The related state tax credit carryforwards expire from 2021 to 2030.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

Unrecognized Tax Benefits

Under the accounting guidance applicable to uncertainty in income taxes, we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns as well as all open tax years in these jurisdictions. Our unrecognized tax benefits as of December 31, 2020 and 2019 were $4.9 million. There were no material effects on the Company’s effective tax rate. The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is $4.7 million for each of the years ended December 31, 2020 and 2019.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively.  As of December 31, 2020 and 2019, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

As of December 31, 2020, future minimum contractual obligations and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations
(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Service and support agreements (1)	$16,574	$14,262	$9,146	$689	$337	$1,359	$42,367
Transport and data connectivity	8,359	7,044	5,431	5,417	178	203	26,632
Capital expenditures (2)	10,454	—	—	—	—	—	10,454
Other operating agreements (3)	2,495	2,289	2,225	611	244	675	8,539
Total	$37,882	$23,595	$16,802	$6,717	$759	$2,237	$87,992

(1)	We have entered into service and maintenance agreements to support various computer hardware and software applications and certain equipment.
(2)	We have binding commitments with numerous suppliers for future capital expenditures.
(3)	We have entered into various non-cancelable rental agreements for certain facilities and equipment used in our operations.

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

In May 2017, we entered into an agreement to guarantee any potential liabilities to the DOR up to $5.0 million.  We believe that certain of the DOR’s findings regarding CCPA’s and CCES’s additional tax liabilities for the tax years 2008 through 2016, for which we have filed appeals, continue to lack merit.  However, in 2019, CCES and CCPA finalized a settlement of the intrastate and interstate tax liabilities for the 2008 through 2013 tax years, except for the 2010 CCPA appeals, bringing the appeals to a conclusion.  The settlement resulted in a payment from us to the DOR of $2.1 million, which the Company previously reserved for. Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for the tax years 2010 (CCPA) and 2014 through 2018 (CCPA and CCES), we have reserved $1.5 million and $0.7 million, including interest, for our CCES and CCPA subsidiaries, respectively.  We expect the filings for the tax years 2014 through 2018 to be settled at a later date similar to the initial settlement.  While we continue to believe a settlement of all remaining disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur. We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.

14.RELATED PARTY TRANSACTIONS

Richard A. Lumpkin, who was a member of our Board of Directors until April 4, 2019, had related party transactions.  The following speaks to the related party transactions involving Mr. Lumpkin through April 4, 2019.  As of December 31, 2020, there were no other significant related party transactions.

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

We had three finance lease agreements with LATEL for the occupancy of three buildings on a triple net lease basis.  In accordance with the Company’s related person transactions policy, these leases were approved by our Audit Committee and Board of Directors (“BOD”).  We accounted for these leases as finance leases in accordance with ASC 842, Leases.  The finance lease agreements require us to pay substantially all expenses associated with general maintenance and repair, utilities, insurance and taxes.  One of the lease agreements was terminated on October 31, 2019 while the remaining two lease agreements have a maturity date of May 31, 2021 each with two five-year options to extend the term of the lease after the initial expiration date.  We were required to pay LATEL approximately $7.9 million over the initial terms of the lease agreements.  We recognized $0.1 million through April 4, 2019 and $0.3 million in 2018 in interest expense.  We also recognized $0.1 million in 2019 through April 4, 2019 and $0.4 million in 2018 in amortization expense related to the finance leases.

Long-Term Debt

A trust, for which Mr. Lumpkin was the beneficiary of, owned $5.0 million of the 2022 Senior Notes. We recognized approximately $0.1 million through April 4, 2019 and $0.3 million in 2018 in interest expense for the 2022 Senior Notes owned by the related party.

Other Services

Mr. Lumpkin also had a minority ownership interest in First Mid Bank & Trust (“First Mid”). We provided telecommunications products and services to First Mid and in return received approximately $0.2 million through April 4, 2019 and $0.9 million in 2018 for these services.

15.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2020	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
Net revenues	$325,662	$325,176	$327,066	$326,124
Operating income	$37,352	$39,780	$37,352	$21,029
Net income (loss) attributable to common stockholders	$15,547	$13,840	$14,510	$(6,920)
Basic and diluted earnings (loss) per share	$0.22	$0.19	$0.20	$(0.09)

	Quarter Ended
2019	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
Net revenues	$338,649	$333,532	$333,326	$331,035
Operating income	$16,720	$14,300	$23,542	$26,719
Net loss attributable to common stockholders	$(7,265)	$(7,387)	$257	$(5,988)
Basic and diluted loss per share	$(0.11)	$(0.10)	$—	$(0.08)

In connection with the Investment Agreement entered into with Searchlight in October 2020 as discussed in Note 4, we recognized transaction costs of $7.6 million during the quarter ended December 31, 2020 associated with the CPRs issued as part of the transaction. We also incurred additional interest expense of $7.9 million on the Note issued to Searchlight in the fourth quarter of 2020.

During the quarter ended December 31,2020, we recognized a gain of $23.8 million on the decline in the fair value of contingent payment rights issued to Searchlight as part of the Investment Agreement.

We incurred a loss on the extinguishment of debt of $18.5 million in connection with the refinancing of our credit agreement and redemption of our 2022 Senior Notes during the quarter ended December 31, 2020. We recognized a gain on extinguishment of debt from the partial repurchase of our 2022 Senior Notes of $0.2 million during the quarter ended March 31, 2020 and $0.3 million, $1.1 million and $3.1 million during the quarters ended June 30, 2019, September 30, 2019, and December 31, 2019, respectively.

As part of continued cost saving initiatives, we incurred severance costs of $7.5 million and $8.7 million during the quarters ended December 31, 2020 and 2019, respectively.

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