Form 10-Q
period 2021-03-31
Consolidated Communications Holdings, Inc.
filed 2021-04-30
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51446

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0636095
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2116 South 17th Street, Mattoon, Illinois	61938

(Address of principal executive offices)	(Zip Code)

  (217) 235-3311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $0.01 par value	CNSL	The NASDAQ Global Select Market

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

Yes No X

On April 26, 2021, the registrant had 79,983,431 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended
	March 31,
	2021	2020
Net revenues	$324,766	$325,662

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	143,979	137,755
Selling, general and administrative expenses	66,850	67,817
Depreciation and amortization	75,611	82,738
Income from operations	38,326	37,352

Other income (expense):
Interest expense, net of interest income	(48,415)	(32,095)
Gain (loss) on extinguishment of debt	(11,980)	234
Investment income	9,556	10,579
Change in fair value of contingent payment rights	(57,588)	—
Other, net	2,718	4,594
Income (loss) before income taxes	(67,383)	20,664

Income tax expense (benefit)	(5,300)	5,041

Net income (loss)	(62,083)	15,623
Less: net income attributable to noncontrolling interest	16	76
Net income (loss) attributable to common shareholders	$(62,099)	$15,547

Net income (loss) per basic and diluted common shares attributable to common shareholders	$(0.80)	$0.22

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended
	March 31,
	2021	2020

Net income (loss)	$(62,083)	$15,623
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service cost to earnings, net of tax	162	336
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	313	(11,944)
Reclassification of realized loss to earnings, net of tax	3,436	1,608
Comprehensive income (loss)	(58,172)	5,623
Less: comprehensive income attributable to noncontrolling interest	16	76
Total comprehensive income (loss) attributable to common shareholders	$(58,188)	$5,547

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$325,142	$155,561
Accounts receivable, net of allowance for credit losses	125,677	137,646
Income tax receivable	1,072	1,072
Prepaid expenses and other current assets	48,574	46,382
Total current assets	500,465	340,661

Property, plant and equipment, net	1,772,678	1,760,152
Investments	110,801	111,665
Goodwill	1,035,274	1,035,274
Customer relationships, net	103,522	113,418
Other intangible assets	10,590	10,557
Other assets	140,490	135,573
Total assets	$3,673,820	$3,507,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,174	$25,283
Advance billings and customer deposits	49,144	49,544
Accrued compensation	64,971	74,957
Accrued interest	41,439	21,194
Accrued expense	86,978	81,931
Current portion of long-term debt and finance lease obligations	5,018	17,561
Total current liabilities	274,724	270,470

Long-term debt and finance lease obligations	2,105,779	1,932,666
Deferred income taxes	167,096	171,021
Pension and other post-retirement obligations	291,273	300,373
Convertible security interest	241,027	238,701
Contingent payment rights	180,829	123,241
Other long-term liabilities	80,586	81,600
Total liabilities	3,341,314	3,118,072

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized, 79,983,431 and 79,227,607 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	800	792
Additional paid-in capital	527,115	525,673
Accumulated deficit	(96,613)	(34,514)
Accumulated other comprehensive loss, net	(105,507)	(109,418)
Noncontrolling interest	6,711	6,695
Total shareholders’ equity	332,506	389,228
Total liabilities and shareholders’ equity	$3,673,820	$3,507,300

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2019	71,961	$720	$492,246	$(71,217)	$(80,868)	$6,370	$347,251
Shares issued under employee plan, net of forfeitures	1,081	11	(11)	—	—	—	—
Non-cash, share-based compensation	—	—	890	—	—	—	890
Other comprehensive income (loss)	—	—	—	—	(10,000)	—	(10,000)
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(105)	—	—	(105)
Net income (loss)	—	—	—	15,547	—	76	15,623
Balance at March 31, 2020	73,042	$731	$493,125	$(55,775)	$(90,868)	$6,446	$353,659

Balance at December 31, 2020	79,228	$792	$525,673	$(34,514)	$(109,418)	$6,695	$389,228
Shares issued under employee plan, net of forfeitures	755	8	(8)	—	—	—	—
Non-cash, share-based compensation	—	—	1,450	—	—	—	1,450
Other comprehensive income (loss)	—	—	—	—	3,911	—	3,911
Net income (loss)	—	—	—	(62,099)	—	16	(62,083)
Balance at March 31, 2021	79,983	$800	$527,115	$(96,613)	$(105,507)	$6,711	$332,506

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(62,083)	$15,623
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,611	82,738
Cash distributions from wireless partnerships in excess of (less than) current earnings	11	(307)
Pension and post-retirement contributions in excess of expense	(8,770)	(8,571)
Stock-based compensation expense	1,450	890
Amortization of deferred financing costs and discounts	4,283	1,196
Loss (gain) on extinguishment of debt	11,980	(234)
Loss on change in fair value of contingent payment rights	57,588	—
Other, net	7,507	(4,138)
Changes in operating assets and liabilities:
Accounts receivable, net	11,969	1,204
Income tax receivable	(5,305)	5,024
Prepaid expenses and other assets	(3,992)	(1,826)
Accounts payable	1,891	(11,034)
Accrued expenses and other liabilities	6,350	4,425
Net cash provided by operating activities	98,490	84,990

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(75,960)	(42,389)
Proceeds from sale of assets	24	2,187
Proceeds from sale of investments	1,198	426
Net cash used in investing activities	(74,738)	(39,776)

Cash flows from financing activities:
Proceeds from bond offering	400,000	—
Proceeds from issuance of long-term debt	150,000	10,000
Payment of finance lease obligations	(1,598)	(2,674)
Payment on long-term debt	(397,000)	(46,588)
Retirement of senior notes	—	(4,208)
Payment of financing costs	(5,573)	—
Net cash provided by (used in) financing activities	145,829	(43,470)
Change in cash and cash equivalents	169,581	1,744
Cash and cash equivalents at beginning of period	155,561	12,395
Cash and cash equivalents at end of period	$325,142	$14,139

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

Leveraging our advanced fiber network spanning approximately 47,400 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of March 31, 2021, we had approximately 768,000 voice connections, 794,000 data connections and 74,000 video connections.

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2020 Annual Report on Form 10-K filed with the SEC.

Recent Developments

Searchlight Investment

On September 13, 2020, we entered into an investment agreement (the “Investment Agreement”) with an affiliate of Searchlight Capital Partners, L.P. (“Searchlight”).  In connection with the Investment Agreement, affiliates of Searchlight have committed to invest up to an aggregate of $425.0 million in the Company and, assuming satisfaction of certain conditions set forth in the Investment Agreement will hold a combination of perpetual Series A preferred stock and up to approximately 35% of the Company’s outstanding common stock. For a more complete discussion of the transaction, refer to Note 4.

COVID-19

We are closely monitoring the impact on our business of the current outbreak of a novel strain of coronavirus (“COVID-19”) and its variants.  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers.  While we have not seen a significant adverse impact to our financial results from COVID-19 to date, if the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act included, among other things, the deferral of certain employer payroll tax payments and certain income tax law changes.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 will be deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  On March 11, 2021, the American Rescue Plan Act of 2021 was enacted and provides further economic relief to address the continued economic impact of COVID-19.  These Acts are not expected to have a material impact on our consolidated financial statements and we will continue to monitor the impact of any effects from these Acts and other future legislation.

Accounts Receivable and Allowance for Credit Losses

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

The following table summarizes the activity in ACL for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,
(In thousands)	2021	2020
Balance at beginning of year	$9,136	$4,549
Cumulative adjustment upon adoption of ASU 2016-13	—	144
Provision charged to expense	2,246	2,083
Write-offs, less recoveries	(1,760)	(1,814)
Balance at end of year	$9,622	$4,962

Recent Accounting Pronouncements

Effective January 1, 2021, we adopted ASU No. 2020-06 (“ASU 2020-06”), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies guidance on accounting for convertible instruments and contracts in an entity’s own equity including calculating diluted earnings per share. The adoption of this guidance did not have an impact on our condensed consolidated financial statements and related disclosures.

Effective January 1, 2021, we adopted ASU No. 2019-12 (“ASU 2019-12”), Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions and adding certain requirements to the general framework in ASC 740, Income Taxes. The new guidance will be applied prospectively. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04 (“ASU 2020-04”), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact these updates will have on our condensed consolidated financial statements and related disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2021 and 2020:

	Quarter Ended
	March 31,
(In thousands)	2021	2020
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$90,348	$89,572
Voice services	44,279	45,720
Other	9,719	11,712
	144,346	147,004
Consumer:
Broadband (VoIP and Data)	65,755	64,076
Video services	16,781	19,131
Voice services	40,420	43,176
	122,956	126,383
Subsidies	17,339	18,454
Network access	31,603	31,465
Other products and services	8,522	2,356
Total operating revenues	$324,766	$325,662

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	March 31,
(In thousands)	2021	2020
Accounts receivable, net	$125,677	$122,340
Contract assets	21,016	19,704
Contract liabilities	55,646	52,905

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the quarters ended March 31, 2021 and 2020, the Company recognized expense of $2.6 million and $2.1 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended March 31, 2021 and 2020, the Company recognized previously deferred revenues of $116.2 million and $111.2 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2021.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

3.  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per common share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for each class of common stock and participating securities considering dividends declared and participation rights in undistributed earnings.  Common stock related to certain of the Company’s restricted stock awards and the contingent payment right (“CPR”) issued to Searchlight on October 2, 2020, as described in Note 4, are considered participating securities because holders are entitled to receive non-forfeitable dividends, if declared, during the vesting term.

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended
	March 31,
(In thousands, except per share amounts)	2021	2020
Net income (loss)	$(62,083)	$15,623
Less: net income attributable to noncontrolling interest	16	76
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	(62,099)	15,547
Less: earnings allocated to participating securities	—	247
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(62,099)	$15,300

Weighted-average number of common shares outstanding	78,029	71,153

Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.80)	$0.22

Diluted EPS attributable to common shareholders for the quarter ended March 31, 2021 excludes 19.4 million potential common shares related to our share-based compensation plan and the CPR, because the inclusion of the potential common shares would have an antidilutive effect.  Diluted EPS attributable to common shareholders for the quarter ended March 31, 2020 excludes 1.1 million potential common shares that could be issued under our share-based compensation plan.

4.  SEARCHLIGHT INVESTMENT

In connection with the Investment Agreement entered into on September 13, 2020, affiliates of Searchlight have committed to invest up to an aggregate of $425.0 million in the Company. The investment commitment is structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and the CPR that is convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9% of the Company’s common stock.  In addition, Searchlight received the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”).

In the second stage of the transaction, Searchlight will invest an additional $75.0 million and will be issued the Note, which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion. The Note may be issued to Searchlight prior to the closing of the second stage of the transaction upon the occurrence of certain events. In addition, following shareholder approval and the receipt of applicable regulatory approvals, the CPR will be convertible into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.  The closing of the second stage of the transaction is subject to the receipt of Federal Communications Commission (“FCC”) and Hart Scott Rodino approvals and the satisfaction of certain other customary closing conditions. We have received approval under the Hart-Scott-Rodino Act and on April 26, 2021, the Company’s shareholders approved the issuance to Searchlight of the additional shares of common stock equal to 20% or more of the Company’s outstanding common stock.  We expect the closing of the second stage to be completed in the third quarter of 2021.

The total expected proceeds from the Investment Agreement were allocated among each of the individual components of the investment and recorded at their estimated fair values as of October 2, 2020. The proceeds were first allocated to the CPRs at their full estimated fair values including a discount for lack of marketability and then allocated to the issuance of the common stock with the remaining proceeds allocated to the Note.  The estimated fair value of the components of the Investment Agreement at October 2, 2020 were as follows:

(In thousands)
Assets Received:
Cash proceeds	$350,000
Receivable from Searchlight, net of discount of $612	74,388
Less: Issuance costs	(14,474)
Total consideration	$409,914

Assets Exchanged:
6,352,842 shares of common stock, par value $0.01 per share, net of issuance costs of $1,473	$26,779
CPR for 16.9% additional shares of common stock	79,469
CPR for 10.1% additional shares of common stock	67,221
Convertible security interest issued as unsecured subordinated note right, net of discount of $146,018 and issuance costs of $13,001	236,445
$409,914

At March 31, 2021 and December 31, 2020, the net present value of the receivable for the additional investment of $75.0 million expected to be received from Searchlight upon the closing of the second stage of the transaction was $74.9 million and $74.7 million, respectively, and is included within other assets in the consolidated balance sheets.

The CPRs are reported at their estimated fair value within long-term liabilities in the consolidated balance sheets. Subsequent changes in fair value are reflected in earnings within other income and expense in the condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the estimated fair value of the CPRs was $180.8 million and $123.2 million, respectively, and during the quarter ended March 31, 2021, we recognized a loss of $57.6 million on the increase in the fair value of the CPRs.

The Note bears interest at 9.0% per annum from the date of the closing of the first stage of the transaction and is payable semi-annually in arrears.  Upon conversion of the Note, dividends on the preferred stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears.  The Note and preferred stock include a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020.  The Company intends to exercise the PIK interest option on the Note through at least 2022. The term of the Note is 10 years and is due on October 1, 2029.  At March 31, 2021, the net carrying value of the Note was $241.0 million, net of unamortized discount and issuance costs of $143.5 million and $10.9 million, respectively.  At December 31, 2020, the net carrying value of the Note was $238.7 million, net of unamortized discount and issuance costs of $144.8 million and $12.0 million, respectively. The unamortized discount and issuance costs are being amortized over the contractual term of the Note using the effective interest method.

5.  INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2021	2020
Cash surrender value of life insurance policies	$2,699	$2,536
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,867	8,882
Other	273	273
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	19,932	20,299
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,398	7,482
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	28,232	27,793
Totals	$110,801	$111,665

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No indictors of impairment existed for any of the investments during the quarters ended March 31, 2021 or 2020.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended March 31, 2021 and 2020, we received cash distributions from these partnerships totaling $4.3 million and $5.3 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. Income is recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions are recorded as a reduction in our investment.  For the quarters ended March 31, 2021 and 2020, we received cash distributions from these partnerships totaling $5.1 million and $4.8 million, respectively.

6.  FAIR VALUE MEASUREMENTS

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

Our interest rate swap agreements measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 were as follows:

		As of March 31, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(3,612)	$—	$(3,612)	$—
Long-term interest rate swap liabilities	(20,321)	—	(20,321)	—
Total	$(23,933)	$—	$(23,933)	$—

		As of December 31, 2020
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(6,297)	$—	$(6,297)	$—
Long-term interest rate swap liabilities	(22,958)	—	(22,958)	—
Total	$(29,255)	$—	$(29,255)	$—

Contingent Payment Obligations

Our contingent payment obligations represent the CPRs issued to Searchlight in connection with the Investment Agreement. We are required to measure the CPRs at their estimated fair value on a recurring basis based on a market approach utilizing observable market values and a marketability discount.  As of March 31, 2021 and December 31, 2020, the estimated fair value of the CPRs was $180.8 million and $123.2 million, respectively, and was classified as Level 2 within the fair value hierarchy.

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021		As of December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,137,268	$2,205,286	$1,978,694	$2,039,790

Cost & Equity Method Investments

Our investments as of March 31, 2021 and December 31, 2020 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

7. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2021	2020
Senior secured credit facility:
Term loans, net of discounts of $12,607 and $18,181 at March 31, 2021 and December 31, 2020, respectively	$987,268	$1,228,694
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	—
Finance leases	16,692	17,467
	2,153,960	1,996,161
Less: current portion of long-term debt and finance leases	(5,018)	(17,561)
Less: deferred debt issuance costs	(43,163)	(45,934)
Total long-term debt	$2,105,779	$1,932,666

Credit Agreement

On October 2, 2020, the Company, through certain of its wholly-owned subsidiaries, entered into a Credit Agreement with various financial institutions (as amended, the “Credit Agreement”) to replace the Company’s previous credit agreement in its entirety.  The Credit Agreement consisted of term loans in an original aggregate amount of $1,250.0 million (the “Initial Term Loans”) and a revolving loan facility of $250.0 million.  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million plus (b) an amount which would not cause its senior secured leverage ratio not to exceed 3.70:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.

The Initial Term Loans were issued in an original aggregate principal amount of $1,250.0 million with a maturity date of October 2, 2027 and contained an original issuance discount of 1.5% or $18.8 million, which is being amortized over the term of the loan.  The Initial Term Loans required quarterly principal payments of $3.1 million, which commenced December 31, 2020, and bore interest at a rate of 4.75% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

On January 15, 2021, the Company entered into Amendment No. 1 to the Credit Agreement in which we borrowed an additional $150.0 million aggregate principal amount of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans have terms and conditions identical to the Initial Term Loans including the same maturity date and interest rate. The Initial Term Loans and Incremental Term Loans, collectively (the “Term Loans”) will comprise a single class of term loans under the Credit Agreement.

On March 18, 2021, the Company repaid $397.0 million of the outstanding Term Loans with the net proceeds received from the issuance of $400.0 million aggregate principal amount of 5.00% senior secured notes due 2028 (the “5.00% Senior Notes”), as described below.  The repayment of the Term Loans was applied to the remaining principal payments in direct order of maturity, thereby eliminating the required quarterly principal payments through the remaining term of the loan.  In connection with the repayment of the Term Loans, we recognized a loss on extinguishment of debt of $12.0 million during the quarter ended March 31, 2021.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At March 31, 2021 and December 31, 2020, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $18.1 million were outstanding under our revolving credit facility as of March 31, 2021.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2021, $231.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.75%as of March 31, 2021 and December 31, 2020. Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00. As of March 31, 2021, our consolidated first lien leverage ratio under the Credit Agreement was 3.90:1.00.  As of March 31, 2021, we were in compliance with the Credit Agreement covenants.

Refinancing of Credit Agreement

On April 5, 2021, the Company, entered into a second amendment to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions. As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remains unchanged. In connection with entering into the Second Amendment, we expect to recognize a loss on the extinguishment of debt, which could range from approximately $3.0 million to $6.0 million, during the quarter ended June 30, 2021.

Senior Notes

On October 2, 2020, we completed an offering of $750.0 million aggregate principal amount of 6.50% unsubordinated secured notes due 2028 (the “6.50% Senior Notes”).  The 6.50% Senior Notes were priced at par and bear interest at a rate of 6.50%, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.  The 6.50% Senior Notes will mature on October 1, 2028.  The net proceeds from the issuance of the 6.50% Senior Notes were used to redeem our then outstanding $440.5 million aggregate principal amount of 6.50% Senior Notes due in October 2022 at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest through the redemption date, to repay a portion of the outstanding borrowings under the previous credit agreement as part of the refinancing in October 2020 and to pay related fees and expenses.

On March 18, 2021, we issued $400.0 million aggregate principal amount 5.00% Senior Notes, together with the 6.50% Senior Notes (the “Senior Notes”).  The 5.00% Senior Notes were priced at par and bear interest at a rate of 5.00% per year, payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2021.  The 5.00% Senior Notes will mature on October 1, 2028.  Deferred debt issuance costs of $3.8 million incurred in connection with the issuance of the 5.00% Senior Notes are being amortized using the effective interest method over the term of the Senior Notes.  The net proceeds from the issuance of the 5.00% Senior Notes were used to repay $397.0 million of the Term Loans outstanding under the Credit Agreement.

The Senior Notes are unsubordinated secured obligations of the Company, secured by a first priority lien on the collateral that secures the Company’s obligations under the Credit Agreement. The Senior Notes are fully and unconditionally guaranteed on a first priority secured basis by the Company and the majority of our wholly-owned subsidiaries.  The offerings of the Senior Notes have not been registered under the Securities Act of 1933, as amended or any state securities laws.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of March 31, 2021, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Repurchase of Senior Notes due 2022

During the quarter ended March 31, 2020, we repurchased $4.5 million of the aggregate principal amount of our then outstanding 6.50% Senior Notes due in October 2022 (the “2022 Notes”) for $4.2 million and recognized a gain on extinguishment of debt of $0.2 million.

8. DERIVATIVE FINANCIAL INSTRUMENTS

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

The following interest rate swaps were outstanding as of March 31, 2021:

	Notional
(In thousands)	Amount	2021 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(3,612)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(20,321)
Total Fair Values			$(23,933)

Our interest rate swap agreements mature on various dates between July 2021 and July 2023.

The following interest rate swaps were outstanding as of December 31, 2020:

	Notional
(In thousands)	Amount	2020 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(6,297)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(22,958)
Total Fair Values			$(29,255)

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

At least quarterly, the Company assesses whether the interest rate swaps are still expected to be highly effective over the remaining term of the hedging relationship. As a result of the refinancing of the Credit Agreement in April 2021, it was determined that certain critical terms of the interest rate swap agreements no longer match the terms of our variable rate debt due to the change in the LIBOR floor. The interest rate swap agreements were determined to still be highly effective as of March 31, 2021 based on retrospective and prospective assessments using regression analysis and the hypothetical derivative method.

As of March 31, 2021 and December 31, 2020, the total pre-tax unrealized loss related to our interest rate swap agreements included in AOCI was $(20.2) million and $(25.2) million, respectively.  From the balance in AOCI as of March 31, 2021, we expect to recognize a loss of approximately $11.0 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended
	March 31,
(In thousands)	2021	2020
Unrealized gain (loss) recognized in AOCI, pretax	$423	$(16,152)
Deferred loss reclassified from AOCI to interest expense	$(4,648)	$(2,175)

9. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the quarters ended March 31, 2021 and 2020, we did not enter into any such arrangements.

10. EQUITY

Share-Based Compensation

Our Board of Directors may grant share-based awards from our shareholder approved Amended and Restated Consolidated Communications Holdings, Inc. 2005 Long-Term Incentive Plan (the “Plan”).  The Plan permits the issuance of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors.  On April 26, 2021, the shareholders approved an amendment to the Plan to increase by 5,400,000 shares the number of shares of our common stock authorized for issuance under the Plan. With the amendment, approximately 10,050,000 shares of our common stock are authorized for issuance under the Plan, provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee or director in any calendar year.  Unless terminated sooner, the Plan will continue in effect until April 30, 2028.

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2021 and 2020:

	Quarter Ended
	March 31,
(In thousands)	2021	2020
Restricted stock	$765	$848
Performance shares	685	42
Total	$1,450	$890

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2021, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $9.8 million and will be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes the RSA and PSA activity for the three-month period ended March 31, 2021:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2020	833,973	$7.81	365,040	$11.06
Shares granted	—	$—	788,054	$6.31
Shares forfeited, cancelled or retired	(16,931)	$8.09	(15,299)	$8.81
Non-vested shares outstanding - March 31, 2021	817,042	$7.80	1,137,795	$7.79

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three-month period ended March 31, 2021:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2020	$(90,887)	$(18,531)	$(109,418)
Other comprehensive loss before reclassifications	—	313	313
Amounts reclassified from accumulated other comprehensive loss	162	3,436	3,598
Net current period other comprehensive income (loss)	162	3,749	3,911
Balance at March 31, 2021	$(90,725)	$(14,782)	$(105,507)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,		Affected Line Item in the
(In thousands)	2021	2020	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit (cost)	$195	$(442)	(a)
Actuarial gain (loss)	(415)	(12)	(a)
	(220)	(454)	Total before tax
	58	118	Tax benefit
	$(162)	$(336)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$(4,648)	$(2,175)	Interest expense
	1,212	567	Tax benefit (expense)
	$(3,436)	$(1,608)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 11 for further discussion regarding our pension and other post-retirement benefit plans.

11. PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

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

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters ended March 31, 2021 and 2020:

	Quarter Ended
	March 31,
(In thousands)	2021	2020
Interest cost	5,681	6,520
Expected return on plan assets	(9,263)	(8,645)
Net amortization loss	557	311
Net prior service cost amortization	30	30
Net periodic pension benefit	$(2,995)	$(1,784)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters ended March 31, 2021 and 2020:

	Quarter Ended
	March 31,
(In thousands)	2021	2020
Service cost	$222	$258
Interest cost	657	884
Expected return on plan assets	(50)	(46)
Net amortization gain	(142)	(299)
Net prior service cost (credit) amortization	(225)	412
Net periodic post-retirement cost	$462	$1,209

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $20.7 million to our Pension Plans and $8.8 million to our Post-retirement Plans in 2021.  As of March 31, 2021, we have contributed $4.2 million and $2.0 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

12. INCOME TAXES

Our unrecognized tax benefits as of March 31, 2021 and December 31, 2020 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of March 31, 2021 and December 31, 2020.  We do not expect any material change in our unrecognized tax benefits during the remainder of 2021.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of March 31, 2021, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

Our effective tax rate was 7.9% and 24.4% for the quarters ended March 31, 2021 and 2020, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences related to the Searchlight transaction, other various permanent differences, and differences in allocable income for the Company’s state tax filings.  Exclusive of these adjustments, our effective tax rate for the quarters ended March 31, 2021 and 2020 would have been approximately 26.0% and 24.4%, respectively.

As of March 31, 2021, the American Rescue Plan did not have a material impact on the Company's income tax positions. We will continue to evaluate the impact of enacted and future legislation.

13.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements including the impact of the ongoing novel coronavirus (“COVID-19”) pandemic and our response to it.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2020 Annual Report on Form 10-K filed with the SEC and in Item 1A – “Risk Factors” of this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter ended March 31, 2021 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 23-state service area.  We operate an advanced fiber network spanning approximately 47,400 fiber route miles across many rural areas and metro communities.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.

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

We market our residential services by leading with a competitive broadband service.  As consumer demands for bandwidth continue to increase, our focus is on significantly enhancing our broadband services and upgrading data speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As of March 31, 2021, approximately 59% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps or greater. The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 Mbps or less. As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the network provides.

Our investment in more competitive broadband speeds is critical to our long-term success. The strategic investment with Searchlight Capital Partners L.P. (“Searchlight”) combined with the refinancing of our capital structure, as described below, provides us additional capital to accelerate our fiber expansion plans and provide significant benefits to our consumer, commercial and carrier customers. With the strategic investment, we intend to enhance our fiber infrastructure and accelerate our investments in high-growth and competitive areas.  By leveraging our existing dense core fiber network and an accelerated build plan, we will be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities.  As part of our fiber expansion plan, we plan to upgrade approximately 1.6 million passings over the next five years across select service areas to enable multi-Gig capable services to these homes and small businesses including more than 1 million passings within our northern New England service areas. Our fiber build plan includes the upgrade of approximately 300,000 homes and small businesses in 2021. During the quarter ended March 31, 2021, we upgraded 45,800 passings.

Our competitive broadband speeds enable us to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 10% as of March 31, 2021 compared to 2020.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.  In 2019, we launched in our northern New England markets, CCiTV, which is a customizable, cloud-enabled video service that supports a wide variety of viewing habits.  Content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.  CCiTV helps align our product offering with consumer habits using an app-based approach to video as well as reduce our operating costs.  We expanded CCiTV to customers in our Texas markets in June 2020 and in our California and Illinois markets in October 2020.

Operating revenues also continue to be impacted by the anticipated industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 6% as of March 31, 2021 compared to 2020.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

Recent Developments

Searchlight Investment

On September 13, 2020, we entered into an investment agreement (the “Investment Agreement”) with Searchlight.  In connection with the Investment Agreement, affiliates of Searchlight have committed to invest up to an aggregate of $425.0 million in the Company.  The investment commitment is structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and a contingent payment right (“CPR”) that is convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9% of the Company’s common stock.  In addition, Searchlight will receive the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”).

In the second stage of the transaction, Searchlight will invest an additional $75.0 million and will be issued the Note, which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion.  The Note may be issued to Searchlight prior to the closing of the second stage of the transaction upon the occurrence of certain events.  The Note bears interest at 9.0% per annum from the date of the closing of the first stage of the transaction and is payable semi-annually in arrears.  Upon conversion of the Note, dividends on the preferred stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears.  In addition, following shareholder approval and the receipt of applicable regulatory approvals, the CPR will be convertible into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.  The closing of the second stage of the transaction is subject to the receipt of FCC and Hart Scott Rodino approvals and the satisfaction of certain other customary closing conditions. We have received approval under the Hart-Scott-Rodino Act and on April 26, 2021, the Company’s shareholders approved the issuance to Searchlight of the additional shares of common stock equal to 20% or more of the Company’s outstanding common stock.  We expect the closing of the second stage to be completed in the third quarter of 2021. The strategic investment with Searchlight provides us a valued partner with significant experience deploying broadband infrastructure as we continue to execute our fiber-focused strategy and grow broadband services.

Refinancing of Long-term Debt

On October 2, 2020, the Company and certain of its wholly-own subsidiaries completed a refinancing of our long-term debt through the issuance of $2,250.0 million in new secured debt and retired all of our existing then outstanding debt obligations.  As described in the “Liquidity and Capital Resources” section, we entered into a new credit agreement and issued $750.0 million aggregate principal amount of 6.50% senior secured notes due 2028. On January 15, 2021, the Company issued an additional $150.0 million aggregate principal amount of incremental term loans under the credit agreement.  On March 18, 2021, we issued $400.0 million aggregate principal amount 5.00% Senior Notes and used the net proceeds from the issuance of notes to repay $397.0 million of the Term Loans outstanding under the Credit Agreement. The recent refinancings extended the maturities of our debt obligations and improved our liquidity, which, combined with the strategic investment with Searchlight, provides us the immediate flexibility to support our planned expansion of our fiber network and revenue growth plan.

COVID-19 Pandemic

We are closely monitoring the impact on our business of the outbreak of the COVID-19 pandemic.  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers.  Health and safety measures implemented include transitioning to remote work-from-home policies, providing our field technicians with personal protective equipment and additional safety training, practicing social distancing and adding call aheads for work that must be performed inside customer premises.  We are proactively monitoring and augmenting our network capacity, to meet the higher demands for data usage during the pandemic as a result of increased usage from work from home and remote learning applications. As a result of the pandemic, the demand for bandwidth upgrades has increased for our consumer, commercial and carrier customers. Our existing network enables us to efficiently respond and adapt to the increase in internet traffic during this time.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act included, among other things, the deferral of certain employer payroll tax payments and certain income tax law changes.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 will be deferred with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  On March 11, 2021, the American Rescue Plan Act of 2021 was enacted and provides further economic relief to address the continued economic impact of COVID-19.  These Acts are not expected to have a material impact on our consolidated financial statements and we will continue to monitor the impact of any effects from these Acts and other future legislation.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2021 and 2020.

Financial Data

	Quarter Ended March 31,
(In millions, except for percentages)	2021	2020	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$90.3	$89.6	$0.7	1%
Voice services	44.3	45.7	(1.4)	(3)
Other	9.7	11.7	(2.0)	(17)
	144.3	147.0	(2.7)	(2)
Consumer:
Broadband (Data and VoIP)	65.8	64.1	1.7	3
Video services	16.8	19.1	(2.3)	(12)
Voice services	40.4	43.2	(2.8)	(6)
	123.0	126.4	(3.4)	(3)
Subsidies	17.4	18.4	(1.0)	(5)
Network access	31.6	31.5	0.1	0
Other products and services	8.5	2.4	6.1	254
Total operating revenues	324.8	325.7	(0.9)	(0)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	144.0	137.8	6.2	4
Selling, general and administrative costs	66.9	67.8	(0.9)	(1)
Depreciation and amortization	75.6	82.7	(7.1)	(9)
Total operating expenses	286.5	288.3	(1.8)	(1)
Income from operations	38.3	37.4	0.9	2
Interest expense, net	(48.4)	(32.1)	16.3	51
Gain (loss) on extinguishment of debt	(12.0)	0.2	(12.2)	(6,100)
Change in fair value of contingent payment rights	(57.6)	—	(57.6)	100
Other income, net	12.3	15.2	(2.9)	(19)
Income tax expense (benefit)	(5.3)	5.1	(10.4)	(204)
Net income (loss)	(62.1)	15.6	(77.7)	(498)
Net income attributable to noncontrolling interest	—	0.1	(0.1)	(100)
Net income (loss) attributable to common shareholders	$(62.1)	$15.5	$(77.6)	(501)

Adjusted EBITDA (1)	$126.6	$131.6	$(5.0)	(4)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2021	2020	Change	% Change
Consumer customers	545,061	574,597	(29,536)	(5)%

Voice connections	768,083	820,620	(52,537)	(6)
Data connections	794,224	786,125	8,099	1
Video connections	73,986	82,633	(8,647)	(10)
Total connections	1,636,293	1,689,378	(53,085)	(3)%

Operating Revenues

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to business customers of all sizes, including many services over our advanced fiber network.  The services we offer include scalable high-speed broadband Internet access and VoIP phone services, which range from basic service plans to virtual hosted systems.  In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; private line data services; software defined wide area network and multi-protocol label switching.  Our networking services include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.  Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions.

Data and transport services revenues increased $0.7 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to continued growth in Metro Ethernet and VoIP services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Voice services revenues decreased $1.4 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to a 7% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 9-1-1 service revenues.  We are a full service 9-1-1 provider and have installed and maintained two turn-key, state of the art statewide next-generation emergency 9-1-1 systems.  These systems, located in Maine and Vermont, have processed several million calls relying on the caller's location information for routing.  As of October 29, 2020, we were no longer the 9-1-1 service provider in Vermont.  Next-generation emergency 9-1-1 systems are an improvement over traditional 9-1-1 and are expected to provide the foundation to handle future communication modes such as texting and video.

Other services revenues decreased $2.0 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due the expiration of our 9-1-1 service contract in Vermont as well as declines in custom construction projects and business system sales.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the nature of the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  CCiTV, which is a customizable, cloud-enabled video service, supports a wide variety of viewing habits and provides an app-based approach to video services.  Content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.

Broadband services revenues increased $1.7 million during the quarter ended March 31, 2021 compared to the same period in 2020 despite a decrease in data and VoIP connections of 4% and 16%, respectively, primarily as a result of price increases implemented during 2020 and the first quarter of 2021 as well as growth in revenue for CCiTV, which was launched in additional markets during 2020.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video On-Demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our TV Everywhere service allows our video subscribers to watch their favorite shows, movies and livestreams on any device.  In addition, we offer other in-demand streaming content including: ATT TV, fuboTV, Philo and HBO NOW®.

Video services revenues decreased $2.3 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to an 11% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $2.8 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to an 8% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $1.0 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to a reduction in state subsidies support.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues increased $0.1 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in the Federal Universal Service Fund Contribution Factor during the first quarter of 2021, offset by the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues.  We have entered into multiple Public Private Partnership agreements with several towns in New Hampshire to build new FTTP Internet networks.  When complete, the new town networks will provide broadband speeds of up to 1 Gbps to a number of homes and businesses.  Public Private Partnerships are a key component of Consolidated’s commitment to expand rural broadband access.

Other products and services revenues increased $6.1 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to revenue recognition of Public Private Partnership construction projects during the first quarter of 2021.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $6.2 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in access expense related to fiber costs for the Public Private Partnership agreements, as described above.  Required contributions to the Federal Universal Service Fund (“USF”) increased in 2021 as a result of an increase in the annual funding rate.  Video programming costs also increased as a result of annual rate increases and the addition of costs for CCiTV, which was expanded to certain markets in 2020.  These increases in cost of services and products were reduced in part by a decline in employee labor costs due to an increase in capitalized costs for the fiber network expansion in 2021.  In addition, contract labor costs and repair and maintenance expense decreased as a result of operating efficiency improvements.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $0.9 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to a decline in employee salaries and benefits as a result of a reduction in headcount in the current year.  However, advertising expense increased from additional radio and television advertising in the current year to promote our new fiber broadband speeds. Customer acquisition costs also increased related to the amortization of sales commissions.

Depreciation and Amortization

Depreciation and amortization expense decreased $7.1 million during the quarter ended March 31, 2021 compared to the same period in 2020 primarily due to certain acquired assets becoming fully depreciated or amortized.  Amortization expense declined for customer relationships, which are amortized under the accelerated method.  Depreciation expense also declined due to the sale of utility poles located in the state of New Hampshire in 2020.  These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to success-based capital projects for consumer and commercial services as well as the fiber network expansion and customer service improvements.

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

FCC Matters

In general, telecommunications service in rural areas is costlier to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high-cost of operations in rural markets, USF subsidies promote widely available, quality telephone service at affordable prices in rural areas.

Our current annual support through the FCC’s Connect America Fund (“CAF”) Phase II funding is $48.1 million through 2021, as described below.  The specific obligations associated with CAF Phase II funding included the obligation to serve approximately 124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service to those locations with speeds of 10 Mbps downstream and 1 Mbps upstream; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the milestones for 2017 through 2020 for all states where it operates.

We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where we declined the offered CAF Phase II support.  We continued to receive annual frozen CAF Phase I support of $1.0 million in Colorado and Kansas until April 2019, when the FCC CAF Phase II auction assigned support to another provider.

The annual FCC price cap filing was made on June 15, 2020 and became effective on July 1, 2020.  This filing reflects the final phase down of end office switching rates for our rate of return companies.  The net impact is a decrease of approximately $2.0 million in network access and CAF ICC support funding for the July 2020 through June 2021 tariff period.

In April 2019, the FCC announced plans for the Rural Digital Opportunity Fund (“RDOF”), the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America.  The FCC issued a Notice of Proposed Rulemaking at their August 2019 Open Commission Meeting.  The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers.  Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years.  The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream.  CAF Phase II funding has been extended through December 31, 2021 for price cap holding companies.  The FCC issued the final census block groups with locations and reserve price.  We filed the RDOF short form application on July 14, 2020 and were listed as a qualified bidder by the FCC on October 13, 2020 and participated in the auction.  The auction began on October 29, 2020 and ended on November 24, 2020.  Consolidated won 246 census block groups serving in seven states.  The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at a funding level of $5.9 million annually over 10 years.  Consolidated filed its long form application with supporting documents on January 29, 2021 and we expect to receive approval during the third quarter of 2021.

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

Our Texas Incumbent Local Exchange Carriers (“ILECs”) have historically received support from two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the High Cost Assistance Fund (“HCAF”).  In December 2020, the PUCT announced a TUSF funding shortfall and would be reducing all funded carriers support by 64% beginning January 15, 2021.  The Texas Telephone Association, which Consolidated is a member, filed a lawsuit seeking to overturn the PUCT decision as well as a temporary injunction on the funding reduction.  We expect a court decision to be made during the second quarter of 2021.  The potential impact is a reduction in support of approximately $4.0 million annually.

CARES Act Funding

States are reviewing opportunities to use federal CARES Act funding to assist in the deployment of broadband to unserved and underserved areas within their respective states.  In 2020, New Hampshire allocated $50.0 million of CARES Act funding to fund broadband expansion to unserved and underserved locations throughout the state.  Consolidated was granted up to $3.5 million to build high-speed Internet networks for homes and businesses in New Hampshire for the towns of Danbury, Springfield and Mason.  The state funded 10% upfront with the remainder received upon completion of projects in December 2020.

COVID-19

On March 13, 2020, the FCC issued a pledge to Keep America Connected through May 13, 2020, which was later extended to June 30, 2020.  The pledge asked all communications providers to not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; to waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and to open their Wi-Fi hotspots to any American who needs them.  Consolidated signed on to the pledge through June 30, 2020.  Several states took the FCC pledge a step further by not allowing any carrier to disconnect service within their state during the Governors’ declared state of emergency, which Consolidated also supported.  Most state moratoriums on disconnections have expired; however, certain states including Massachusetts, New York and Washington were extended into the third quarter of 2021.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $16.3 million during the quarter ended March 31, 2021 compared to the same period in 2020. During the quarter ended March 31, 2021, we recognized interest expense, including amortized costs, of $10.2 million on the Note issued to Searchlight as part of the investment agreement entered into in October 2020.  Interest expense on our outstanding senior notes also increased during the quarter ended March 31, 2021 as part of the refinancing of our long-term debt in October 2020 as described in the “Liquidity and Capital Resources” section below.

Gain on Extinguishment of Debt

As described in the “Liquidity and Capital Resources” section below, we incurred a loss on the extinguishment of debt of $12.0 million in connection with the repayment of $397.0 million of outstanding term loans under our credit agreement during the quarter ended March 31, 2021.

During the quarter ended March 31, 2020, we repurchased $4.5 million of the aggregate principal amount of our 6.50% Senior Notes due 2022 and recognized a gain on extinguishment of debt of $0.2 million in connection with the partial repurchase of the notes.

Change in Fair Value of Contingent Payment Rights

We are required to measure our contingent payment rights at fair value until they are converted into shares of the Company’s common stock.  During the quarter ended March 31, 2021, we recognized a loss of $57.6 million on the increase in the fair value of the contingent payment rights issued to Searchlight.

  Other Income

Other income decreased $2.9 million during the quarter ended March 31, 2021 compared to the same period in 2020. Investment income decreased $1.0 million during the quarter ended March 31, 2021 from our wireless partnership interests. In addition, during the quarter ended March 31, 2020, we recognized a gain of $3.7 million on the sale of our 39 GHz wireless spectrum licenses as part of the FCC’s efforts to reclaim broadcast TV spectrum for wireless use.  However, pension and post-retirement expense decreased $1.9 million.  See Note 11 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.

Income Taxes

Income taxes decreased $10.4 million during the quarter ended March 31, 2021 compared to the same period in 2020.  Our effective tax rate was 7.9% and 24.4% for the quarters ended March 31, 2021 and 2020, respectively. The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences related to the Searchlight transaction, other various permanent differences, and differences in allocable income for the Company’s state tax filings. Exclusive of these adjustments, our effective tax rate for the quarters ended March 31, 2021 and 2020 would have been approximately 26.0% and 24.4%, respectively.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters ended March 31, 2021 and 2020:

	Quarter Ended
	March 31,
(In thousands, unaudited)	2021	2020
Net income (loss)	$(62,083)	$15,623
Add (subtract):
Interest expense, net of interest income	48,415	32,095
Income tax expense (benefit)	(5,300)	5,041
Depreciation and amortization	75,611	82,738
EBITDA	56,643	135,497

Adjustments to EBITDA:
Other, net (1)	(10,409)	(14,639)
Investment distributions (2)	9,377	10,064
(Gain) loss on extinguishment of debt	11,980	(234)
Change in fair value of contingent payment rights	57,588	—
Non-cash, stock-based compensation	1,450	890
Adjusted EBITDA	$126,629	$131,578

(1)	Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents and, if needed, borrowings under our revolving credit facility and our ability to obtain future external financing.  We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures for our accelerated fiber network expansion and growth plan and invest in future business opportunities.

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$98,490	$84,990
Investing activities	(74,738)	(39,776)
Financing activities	145,829	(43,470)
Change in cash and cash equivalents	$169,581	$1,744

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $98.5 million during the three-month period ended March 31, 2021, an increase of $13.5 million compared to the same period in 2020. The increase in primarily as a result of changes in working capital and the timing of expenditures and cash receipts. Cash contributions to our defined benefit pension plan also decreased $1.8 million during the quarter ended March 31, 2021 compared to the same period in 2020.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $74.7 million during the three-month period ended March 31, 2021 and consisted primarily of cash used for capital expenditures.  Capital expenditures continue to be our primary recurring investing activity and were $76.0 million and $42.4 million during the three-month periods ended March 31, 2021 and 2020, respectively.  Capital expenditures for 2021 are expected to be $400.0 million to $420.0 million, which will be used to support success-based capital projects for commercial, carrier and consumer initiatives and for our planned fiber projects and broadband network expansion, which will include the upgrade in 2021 of more than 300,000 passings with multi-Gig data speeds.  We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash Flows Used In Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings, and repurchases of debt.

Long-term Debt

Credit Agreement

On October 2, 2020, the Company, through certain of its wholly-owned subsidiaries, entered into a Credit Agreement with various financial institutions (as amended, the “Credit Agreement”) to replace the Company’s previous credit agreement in its entirety.  The Credit Agreement consisted of term loans in an original aggregate amount of $1,250.0 million (the “Initial Term Loans”) and a revolving loan facility of $250.0 million.  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million plus (b) an amount which would not cause its senior secured leverage ratio not to exceed 3.70:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.

The Initial Term Loans were issued in an original aggregate principal amount of $1,250.0 million with a maturity date of October 2, 2027 and contained an original issuance discount of 1.5% or $18.8 million, which is being amortized over the term of the loan.  The Initial Term Loans required quarterly principal payments of $3.1 million, which commenced December 31, 2020, and bore interest at a rate of 4.75% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

On January 15, 2021, the Company entered into Amendment No. 1 to the Credit Agreement in which we borrowed an additional $150.0 million aggregate principal amount of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans have terms and conditions identical to the Initial Term Loans including the same maturity date and interest rate. The Initial Term Loans and Incremental Term Loans, collectively (the “Term Loans”) will comprise a single class of term loans under the Credit Agreement.

On March 18, 2021, the Company repaid $397.0 million of the outstanding Term Loans with the net proceeds received from the issuance of $400.0 million aggregate principal amount of 5.00% senior secured notes due 2028 (the “5.00% Senior Notes”), as described below.  The repayment of the Term Loans was applied to the remaining principal payments in direct order of maturity, thereby eliminating the required quarterly principal payments through the remaining term of the loan.  In connection with the repayment of the Term Loans, we recognized a loss on extinguishment of debt of $12.0 million during the quarter ended March 31, 2021.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At March 31, 2021 and December 31, 2020, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $18.1 million were outstanding under our revolving credit facility as of March 31, 2021.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2021, $231.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.75% as of March 31, 2021 and December 31, 2020.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00. As of March 31, 2021, our consolidated first lien leverage ratio under the Credit Agreement was 3.90:1.00.  As of March 31, 2021, we were in compliance with the Credit Agreement covenants.

Refinancing of Credit Agreement

On April 5, 2021, the Company, entered into a second amendment to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions.  As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remains unchanged. In connection with entering into the Second Amendment, we expect to recognize a loss on the extinguishment of debt, which could range from approximately $3.0 million to $6.0 million, during the quarter ended June 30, 2021.

Senior Notes

On October 2, 2020, we completed an offering of $750.0 million aggregate principal amount of 6.50% unsubordinated secured notes due 2028 (the “6.50% Senior Notes”).  The 6.50% Senior Notes were priced at par and bear interest at a rate of 6.50%, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.  The 6.50% Senior Notes will mature on October 1, 2028.  The net proceeds from the issuance of the 6.50% Senior Notes were used to redeem our then outstanding $440.5 million aggregate principal amount of 6.50% Senior Notes due in October 2022 at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest through the redemption date, to repay a portion of the outstanding borrowings under the previous credit agreement as part of the refinancing in October 2020 and to pay related fees and expenses.

On March 18, 2021, we issued $400.0 million aggregate principal amount 5.00% Senior Notes, together with the 6.50% Senior Notes (the “Senior Notes”).  The 5.00% Senior Notes were priced at par and bear interest at a rate of 5.00% per year, payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2021.  The 5.00% Senior Notes will mature on October 1, 2028.  Deferred debt issuance costs of $3.8 million incurred in connection with the issuance of the 5.00% Senior Notes are being amortized using the effective interest method over the term of the Senior Notes.  The net proceeds from the issuance of the 5.00% Senior Notes were used to repay $397.0 million of the Term Loans outstanding under the Credit Agreement.

The Senior Notes are unsubordinated secured obligations of the Company, secured by a first priority lien on the collateral that secures the Company’s obligations under the Credit Agreement. The Senior Notes are fully and unconditionally guaranteed on a first priority secured basis by the Company and the majority of our wholly-owned subsidiaries.  The offerings of the Senior Notes have not been registered under the Securities Act of 1933, as amended or any state securities laws.

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of March 31, 2021, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Repurchase of Senior Notes due 2022

During the quarter ended March 31, 2020, we repurchased $4.5 million of the aggregate principal amount of our then outstanding 6.50% Senior Notes due in October 2022 (the “2022 Notes”) for $4.2 million and recognized a gain on extinguishment of debt of $0.2 million

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2021 and 2040.  As of March 31, 2021, the present value of the minimum remaining lease commitments was approximately $16.7 million, of which $5.0 million was due and payable within the next twelve months. The leases require total remaining rental payments of $19.6 million as of March 31, 2021.

Searchlight Investment

On October 2, 2020, we closed on the first stage of the strategic investment of $350.0 million with Searchlight.  Searchlight will invest up to a total of $425.0 million in Consolidated and, assuming satisfaction of certain conditions set forth in the Investment Agreement will hold a combination of perpetual Series A preferred stock and up to 35% of the Company’s outstanding common stock. The Searchlight investment will enable us to accelerate investment in our network over a multi-year period. The Investment is structured to maximize the proceeds to the Company in the near term so that we can invest in our network immediately, and then the Investment converts into an equity-like structure upon receipt of certain required regulatory approvals. We expect the closing of the second stage of the investment to be completed in the third quarter of 2021 at which time, we will receive the additional investment of $75.0 million from Searchlight.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2021	2020
Cash and cash equivalents	$325,142	$155,561
Working capital	225,741	70,191
Current ratio	1.82	1.26

Our net working capital improved $155.6 million as of March 31, 2021 compared to December 31, 2020 primarily as a result of an increase in cash and cash equivalents of $169.6 million. As described above, on January 15, 2021, we borrowed an additional $150.0 million aggregate principal amount of incremental term loans under our Credit Agreement.  Working capital also improved from a decline in the current portion of long-term debt and finance lease obligations of $12.5 million as a result of the prepayment in March 2021 of $397.0 million of the outstanding Term Loans, which eliminated the required quarterly principal payments through the remaining term of the loan.  However, working capital was reduced by an increase in accrued interest of $20.2 million related to the timing of the semi-annual interest payments for our Senior Notes and additional accrued interest on the Searchlight Note of $7.9 million during the quarter ended March 31, 2021.

Our most significant use of funds for the remainder of 2021 is expected to be for: (i) interest payments on our indebtedness of between $101.0 million and $106.0 million; and (ii) capital expenditures of between $324.0 million and $344.0 million.  The recent refinancing of our capital structure combined with the Searchlight investment provides us the capital and financial flexibility to fund our accelerated fiber network expansion and growth plans.  In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2021, we had approximately $6.1 million of these bonds outstanding.

Defined Benefit Pension Plans

As required, we contribute to qualified defined pension plans and non-qualified supplemental retirement plans (collectively the “Pension Plans”) and other post-retirement benefit plans, which provide retirement benefits to certain eligible employees as described in the Note 11 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item 1 “Financial Statements”. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations.

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans. We estimate the long-term rate of return on assets will be 6.00%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets. COVID-19 has also negatively impacted the financial markets, which could significantly impact the returns on our plan assets.  If the financial markets experience a sustained downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

In 2021, we expect to make contributions totaling approximately $20.7 million to our Pension Plans and $8.8 million to our other post-retirement benefit plans. As of March 31, 2021, we have contributed $4.2 million and $2.0 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

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

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2020 Annual Report on Form 10-K filed with the SEC.

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

As of March 31, 2021, the majority of our variable rate debt was subject to a 1.00% London Interbank Offered Rate (“LIBOR”) floor.  On April 5, 2021, the Company entered into an amendment to its Credit Agreement, which reduced the LIBOR floor to 0.75%.  Based on our variable rate debt outstanding as of March 31, 2021, a 1.00% increase in market interest rates would increase annual interest expense by approximately $1.2 million. A 1.00% decrease in current interest rates would not impact annual interest expense on our variable rate debt due to the 0.75% LIBOR floor.

As of March 31, 2021, the fair value of our interest rate swap agreements amounted to a net liability of $23.9 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $20.2 million as of March 31, 2021.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2021.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.  See Note 13 to the Condensed Consolidated Financial Statements, included in this report in Part I - Item 1 “Financial Statements” for a discussion of recent developments related to these legal proceedings.

ITEM 6.  EXHIBITS

4.1

Joinder Agreement to Guaranty Agreement, dated as of February 1, 2021, by and among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 1, 2021).

4.2

Supplement No. 1 to Security Agreement, dated as of February 1, 2021, among the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated February 1, 2021).

4.3

Supplement No. 1 to Pledge Agreement, dated as of February 1, 2021, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated February 1, 2021).

4.4

First Supplemental Indenture, dated as of February 1, 2021, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated February 1, 2021).

4.5

Indenture, dated as of March 18, 2021, by and among Consolidated Communications, Inc., Consolidated Communications Holdings, Inc., the other Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 18, 2021).

4.6	Form of 5.000% Senior Secured Note due 2028 (included as Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated March 18, 2021).

10.1

Amendment No. 1, dated as of January 15, 2021, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 15, 2021).

10.2

Purchase Agreement, dated as of March 4, 2021, by and among Consolidated Communications Holdings, Inc., certain of its subsidiaries and Morgan Stanley & Co. LLC, as representative of the several initial purchasers listed therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 4, 2021).

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

April 30, 2021	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

April 30, 2021	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)