Form 10-Q
period 2021-06-30
Consolidated Communications Holdings, Inc.
filed 2021-08-05
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes No X

On July 30, 2021, the registrant had 98,754,185 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$320,403	$325,176	$645,169	$650,838

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	145,311	139,534	289,290	277,289
Selling, general and administrative expenses	68,998	64,796	135,848	132,613
Depreciation and amortization	76,079	81,066	151,690	163,804
Income from operations	30,015	39,780	68,341	77,132

Other income (expense):
Interest expense, net of interest income	(45,431)	(31,459)	(93,846)	(63,554)
Gain (loss) on extinguishment of debt	(5,121)	—	(17,101)	234
Investment income	11,439	9,180	20,995	19,759
Change in fair value of contingent payment rights	(39,826)	—	(97,414)	—
Other, net	(752)	709	1,966	5,303
Income (loss) before income taxes	(49,676)	18,210	(117,059)	38,874

Income tax expense	5,413	4,275	113	9,316

Net income (loss)	(55,089)	13,935	(117,172)	29,558
Less: net income attributable to noncontrolling interest	267	95	283	171
Net income (loss) attributable to common shareholders	$(55,356)	$13,840	$(117,455)	$29,387

Net income (loss) per basic and diluted common shares attributable to common shareholders	$(0.71)	$0.19	$(1.51)	$0.40

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income (loss)	$(55,089)	$13,935	$(117,172)	$29,558
Pension and post-retirement obligations:
Amortization of actuarial losses and prior service cost to earnings, net of tax	162	335	324	671
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(4)	(1,021)	309	(12,965)
Reclassification of realized loss to earnings, net of tax	3,426	3,135	6,862	4,743
Comprehensive income (loss)	(51,505)	16,384	(109,677)	22,007
Less: comprehensive income attributable to noncontrolling interest	267	95	283	171
Total comprehensive income (loss) attributable to common shareholders	$(51,772)	$16,289	$(109,960)	$21,836

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$199,314	$155,561
Short-term investments	89,967	—
Accounts receivable, net of allowance for credit losses	128,601	137,646
Income tax receivable	1,441	1,072
Prepaid expenses and other current assets	51,427	46,382
Total current assets	470,750	340,661

Property, plant and equipment, net	1,831,150	1,760,152
Investments	109,542	111,665
Goodwill	1,035,274	1,035,274
Customer relationships, net	93,626	113,418
Other intangible assets	10,734	10,557
Other assets	135,724	135,573
Total assets	$3,686,800	$3,507,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,500	$25,283
Advance billings and customer deposits	48,042	49,544
Accrued compensation	63,732	74,957
Accrued interest	26,894	21,194
Accrued expense	86,790	81,931
Current portion of long-term debt and finance lease obligations	6,474	17,561
Total current liabilities	275,432	270,470

Long-term debt and finance lease obligations	2,113,269	1,932,666
Deferred income taxes	173,691	171,021
Pension and other post-retirement obligations	281,597	300,373
Convertible security interest	259,409	238,701
Contingent payment rights	220,655	123,241
Other long-term liabilities	79,253	81,600
Total liabilities	3,403,306	3,118,072

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 and 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively, 80,887,879 and 79,227,607 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	809	792
Additional paid-in capital	529,599	525,673
Accumulated deficit	(151,969)	(34,514)
Accumulated other comprehensive loss, net	(101,923)	(109,418)
Noncontrolling interest	6,978	6,695
Total shareholders’ equity	283,494	389,228
Total liabilities and shareholders’ equity	$3,686,800	$3,507,300

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2019	71,961	$720	$492,246	$(71,217)	$(80,868)	$6,370	$347,251
Shares issued under employee plan, net of forfeitures	1,081	11	(11)	—	—	—	—
Non-cash, share-based compensation	—	—	890	—	—	—	890
Other comprehensive income (loss)	—	—	—	—	(10,000)	—	(10,000)
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(105)	—	—	(105)
Net income (loss)	—	—	—	15,547	—	76	15,623
Balance at March 31, 2020	73,042	$731	$493,125	$(55,775)	$(90,868)	$6,446	$353,659
Shares issued under employee plan, net of forfeitures	16	—	—	—	—	—	—
Non-cash, share-based compensation	—	—	2,334	—	—	—	2,334
Other comprehensive income (loss)	—	—	—	—	2,449	—	2,449
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(169)	—	—	(169)
Net income (loss)	—	—	—	13,840	—	95	13,935
Balance at June 30, 2020	73,058	$731	$495,459	$(42,104)	$(88,419)	$6,541	$372,208

Balance at December 31, 2020	79,228	$792	$525,673	$(34,514)	$(109,418)	$6,695	$389,228
Shares issued under employee plan, net of forfeitures	755	8	(8)	—	—	—	—
Non-cash, share-based compensation	—	—	1,450	—	—	—	1,450
Other comprehensive income (loss)	—	—	—	—	3,911	—	3,911
Net income (loss)	—	—	—	(62,099)	—	16	(62,083)
Balance at March 31, 2021	79,983	$800	$527,115	$(96,613)	$(105,507)	$6,711	$332,506
Shares issued under employee plan, net of forfeitures	904	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	2,493	—	—	—	2,493
Other comprehensive income (loss)	—	—	—	—	3,584	—	3,584
Net income (loss)	—	—	—	(55,356)	—	267	(55,089)
Balance at June 30, 2021	80,887	$809	$529,599	$(151,969)	$(101,923)	$6,978	$283,494

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(117,172)	$29,558
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151,690	163,804
Cash distributions from wireless partnerships in excess of (less than) current earnings	1,238	144
Pension and post-retirement contributions in excess of expense	(18,213)	(15,985)
Stock-based compensation expense	3,943	3,224
Amortization of deferred financing costs and discounts	8,649	2,406
Noncash interest expense on convertible security interest	16,104	—
Loss (gain) on extinguishment of debt	17,101	(234)
Loss on change in fair value of contingent payment rights	97,414	—
Other, net	3,731	(4,230)
Changes in operating assets and liabilities:
Accounts receivable, net	9,045	3,379
Income tax receivable	(343)	9,093
Prepaid expenses and other assets	(5,603)	2,320
Accounts payable	18,217	(14,229)
Accrued expenses and other liabilities	30	2,471
Net cash provided by operating activities	185,831	181,721

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(195,196)	(96,237)
Purchase of investments	(89,967)	—
Proceeds from sale of assets	89	6,073
Proceeds from sale of investments	1,198	426
Net cash used in investing activities	(283,876)	(89,738)

Cash flows from financing activities:
Proceeds from bond offering	400,000	—
Proceeds from issuance of long-term debt	150,000	40,000
Payment of finance lease obligations	(2,936)	(5,119)
Payment on long-term debt	(397,000)	(89,175)
Retirement of senior notes	—	(4,208)
Payment of financing costs	(8,266)	—
Net cash provided by (used in) financing activities	141,798	(58,502)
Change in cash and cash equivalents	43,753	33,481
Cash and cash equivalents at beginning of period	155,561	12,395
Cash and cash equivalents at end of period	$199,314	$45,876

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

Leveraging our advanced fiber network spanning approximately 50,000 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  As of June 30, 2021, we had approximately 752,000 voice connections, 797,000 data connections and 71,000 video connections.

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

COVID-19

We are closely monitoring the impact on our business of the current outbreak of a novel strain of coronavirus (“COVID-19”) and its variants.  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers.  While we have not seen a significant adverse impact to our financial results from COVID-19 to date, if the pandemic worsens or new variants of the virus become more dominant and causes significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act included, among other things, the deferral of certain employer payroll tax payments and certain income tax law changes.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  On March 11, 2021, the American Rescue Plan Act of 2021 was enacted and provides further economic relief to address the continued economic impact of COVID-19.  These Acts did not have a material impact on our consolidated financial statements and we will continue to monitor the impact of any effects from these Acts and other future legislation.

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

The following table summarizes the activity in ACL for the six months ended June 30, 2021 and 2020:

(In thousands)	2021	2020
Balance at beginning of year	$9,136	$4,549
Cumulative adjustment upon adoption of ASU 2016-13	—	144
Provision charged to expense	4,282	4,565
Write-offs, less recoveries	(2,884)	(3,290)
Balance at end of year	$10,534	$5,968

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters and six months ended June 30, 2021 and 2020:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$90,813	$89,572	$181,161	$179,144
Voice services	43,461	45,775	87,740	91,495
Other	9,486	10,406	19,205	22,118
	143,760	145,753	288,106	292,757
Consumer:
Broadband (VoIP and Data)	67,981	65,567	133,736	129,643
Video services	16,799	19,213	33,580	38,344
Voice services	40,173	43,121	80,593	86,297
	124,953	127,901	247,909	254,284
Subsidies	17,465	18,069	34,804	36,523
Network access	31,115	30,473	62,718	61,938
Other products and services	3,110	2,980	11,632	5,336
Total operating revenues	$320,403	$325,176	$645,169	$650,838

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	June 30,
(In thousands)	2021	2020
Accounts receivable, net	$128,601	$116,493
Contract assets	21,874	20,130
Contract liabilities	55,023	50,296

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions.  These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the quarters ended June 30, 2021 and 2020, the Company recognized expense of $2.7 million and $2.2 million, respectively, related to deferred contract acquisition costs.  During the six months ended June 30, 2021 and 2020, the Company recognized expense of $5.3 million and $4.3 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended June 30, 2021 and 2020, the Company recognized previously deferred revenues of $113.4 million and $109.9 million, respectively.  For the six months ended June 30, 2021 and 2020, the Company recognized previously deferred revenues of $229.5 million and $221.1 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2021.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss)	$(55,089)	$13,935	$(117,172)	$29,558
Less: net income attributable to noncontrolling interest	267	95	283	171
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	(55,356)	13,840	(117,455)	29,387
Less: earnings allocated to participating securities	—	360	—	607
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(55,356)	$13,480	$(117,455)	$28,780

Weighted-average number of common shares outstanding	78,029	71,153	78,029	71,153

Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.71)	$0.19	$(1.51)	$0.40

Diluted EPS attributable to common shareholders for the quarter and six months ended June 30, 2021 excludes 20.4 million and 19.9 million potential common shares related to our share-based compensation plan and the CPR, respectively, because the inclusion of the potential common shares would have an antidilutive effect.  Diluted EPS attributable to common shareholders for the quarter and six months ended June 30, 2020 excludes 1.9 million and 1.5 million potential common shares that could be issued under our share-based compensation plan, respectively.

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

In the second stage of the transaction, Searchlight will invest an additional $75.0 million and will be issued the Note, which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion. The Note may be issued to Searchlight prior to the closing of the second stage of the transaction upon the occurrence of certain events. In addition, the CPR will be convertible into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.  The closing of the second stage of the transaction is subject to the receipt of Federal Communications Commission (“FCC”), certain state public utility commission regulatory and Hart Scott Rodino approvals and the satisfaction of certain other customary closing conditions.

We have received approval under the Hart-Scott-Rodino Act and on April 26, 2021, we received approval from the Company’s shareholders.  On July 15, 2021, the Company received all required state public utility commission regulatory approvals necessary for the conversion of the CPR into 16.9% additional shares of the Company’s common stock. As a result, the CPR was converted into 17,870,012 shares of common stock, which were issued to Searchlight on July 16, 2021. These shares, together with the shares issued to Searchlight on October 2, 2020 in the first stage of the investment, constitute approximately 24.5% of the Company’s outstanding common stock as of such date.  We expect the closing of the second stage to be completed later this year, subject to the receipt of FCC approval and the satisfaction of certain other customary closing conditions.

The total expected proceeds from the Investment Agreement were allocated among each of the individual components of the investment and recorded at their estimated fair values as of October 2, 2020. The proceeds were first allocated to the CPR at its full estimated fair value including a discount for lack of marketability and then allocated to the issuance of the common stock with the remaining proceeds allocated to the Note.  The estimated fair value of the components of the Investment Agreement at October 2, 2020 were as follows:

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
$409,914

At June 30, 2021 and December 31, 2020, the net present value of the receivable for the additional investment of $75.0 million expected to be received from Searchlight upon the closing of the second stage of the transaction was $74.9 million and $74.7 million, respectively, and is included within other assets in the consolidated balance sheets.

The CPR is reported at its estimated fair value within long-term liabilities in the consolidated balance sheets. Subsequent changes in fair value are reflected in earnings within other income and expense in the condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the estimated fair value of the CPR was $220.7 million and $123.2 million, respectively, and during the quarter and six months ended June 30, 2021, we recognized a loss of $39.8 million and $97.4 million, respectively, on the increase in the fair value of the CPR.

The Note bears interest at 9.0% per annum from the date of the closing of the first stage of the transaction and is payable semi-annually in arrears on April 1 and October 1 of each year.  Upon conversion of the Note, dividends on the preferred stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears.  The Note and preferred stock include a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020.  The Company intends to exercise the PIK interest option on the Note through at least 2022. The term of the Note is 10 years and is due on October 1, 2029.  At June 30, 2021, the net carrying value of the Note was $259.4 million, net of unamortized discount and issuance costs of $141.9 million and $9.9 million, respectively.  During the quarter ended June 30, 2021, the Company elected the PIK option and accrued interest of $15.8 million was added to the principal balance of the Note on the payment date. At December 31, 2020, the net carrying value of the Note was $238.7 million, net of unamortized discount and issuance costs of $144.8 million and $12.0 million, respectively. The unamortized discount and issuance costs are being amortized over the contractual term of the Note using the effective interest method.

5.  INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Short-term investments:
Held-to-maturity debt securities	$89,967	$—

Long-term investments:
Cash surrender value of life insurance policies	$2,666	$2,536
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,867	8,882
Other	273	273
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	19,581	20,299
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,312	7,482
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,443	27,793
Totals	$109,542	$111,665

Held-to-Maturity Debt Securities

Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months and less than one year are classified as short-term investments.  Held-to maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are recognized in earnings. Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At June 30, 2021, we had $75.0 million of investments in commercial paper included in cash and cash equivalents and $65.0 million of investments in commercial paper and $25.0 million of investments in certificate of deposits included in short-term investments. The investments have original maturities of less than one year. As of June 30, 2021, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No indictors of impairment existed for any of the investments during the quarters and six months ended June 30, 2021 or 2020.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended June 30, 2021 and 2020, we received cash distributions from these partnerships totaling $6.1 million and $3.9 million, respectively.  For the six months ended June 30, 2021 and 2020, we received cash distributions from these partnerships totaling $10.4 million and $9.2 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. In connection with adoption of ASU 2016-13 by our equity method partnerships, the value of our combined partnership interests decreased $0.2 million, which is reflected in the cumulative effect adjustment to retained earnings during the quarter and six months ended June 30, 2020. Income is recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions are recorded as a reduction in our investment.  For the quarters ended June 30, 2021 and 2020, we received cash distributions from these partnerships totaling $6.5 million and $5.7 million, respectively.  For the six months ended June 30, 2021 and 2020, we received cash distributions from these partnerships totaling $11.6 million and $10.5 million, respectively.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 were as follows:

		As of June 30, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(896)	$—	$(896)	$—
Long-term interest rate swap liabilities	(18,089)	—	(18,089)	—
Total	$(18,985)	$—	$(18,985)	$—

		As of December 31, 2020
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(6,297)	$—	$(6,297)	$—
Long-term interest rate swap liabilities	(22,958)	—	(22,958)	—
Total	$(29,255)	$—	$(29,255)	$—

Contingent Payment Obligation

Our contingent payment obligation represents the CPR issued to Searchlight in connection with the Investment Agreement. We are required to measure the CPR at its estimated fair value on a recurring basis based on a market approach utilizing observable market values and a marketability discount.  As of June 30, 2021 and December 31, 2020, the estimated fair value of the CPR was $220.7 million and $123.2 million, respectively, and was classified as Level 2 within the fair value hierarchy.

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2021 and December 31, 2020.

	As of June 30, 2021		As of December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,138,789	$2,206,004	$1,978,694	$2,039,790

Cost & Equity Method Investments

Our investments as of June 30, 2021 and December 31, 2020 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

7. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2021	2020
Senior secured credit facility:
Term loans, net of discounts of $11,086 and $18,181 at June 30, 2021 and December 31, 2020, respectively	$988,789	$1,228,694
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	—
Finance leases	21,456	17,467
	2,160,245	1,996,161
Less: current portion of long-term debt and finance leases	(6,474)	(17,561)
Less: deferred debt issuance costs	(40,502)	(45,934)
Total long-term debt	$2,113,269	$1,932,666

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

The Initial Term Loans were issued in an original aggregate principal amount of $1,250.0 million with a maturity date of October 2, 2027 and contained an original issuance discount of 1.5% or $18.8 million, which is being amortized over the term of the loan.  Prior to amendments to the Credit Agreement, as described below, the Initial Term Loans required quarterly principal payments of $3.1 million, which commenced December 31, 2020, and bore interest at a rate of 4.75% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

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

On March 18, 2021, the Company repaid $397.0 million of the outstanding Term Loans with the net proceeds received from the issuance of $400.0 million aggregate principal amount of 5.00% senior secured notes due 2028 (the “5.00% Senior Notes”), as described below.  The repayment of the Term Loans was applied to the remaining principal payments in direct order of maturity, thereby eliminating the required quarterly principal payments through the remaining term of the loan.  In connection with the repayment of the Term Loans, we recognized a loss on extinguishment of debt of $12.0 million during the six months ended June 30, 2021.

On April 5, 2021, the Company, entered into a second amendment to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions. As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remains unchanged. In connection with entering into the Second Amendment, we recognized a loss of $5.1 million on the extinguishment of debt during the quarter and six months ended June 30, 2021.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At June 30, 2021 and December 31, 2020, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $18.1 million were outstanding under our revolving credit facility as of June 30, 2021.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2021, $231.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.25% and 5.75% as of June 30, 2021 and December 31, 2020, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00. As of June 30, 2021, our consolidated first lien leverage ratio under the Credit Agreement was 3.96:1.00.  As of June 30, 2021, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of June 30, 2021, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

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

The following interest rate swaps were outstanding as of June 30, 2021:

	Notional
(In thousands)	Amount	2021 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(896)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(18,089)
Total Fair Values			$(18,985)

Our interest rate swap agreements mature on various dates between July 2021 and July 2023.

The following interest rate swaps were outstanding as of December 31, 2020:

	Notional
(In thousands)	Amount	2020 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(6,297)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(22,958)
Total Fair Values			$(29,255)

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

At least quarterly, the Company assesses whether the interest rate swaps are still expected to be highly effective over the remaining term of the hedging relationship. As a result of the refinancing of the Credit Agreement in April 2021, it was determined that certain critical terms of the interest rate swap agreements no longer match the terms of our variable rate debt due to the change in the LIBOR floor. The interest rate swap agreements were determined to still be highly effective as of June 30, 2021 based on retrospective and prospective assessments using regression analysis and the hypothetical derivative method.

As of June 30, 2021 and December 31, 2020, the total pre-tax unrealized loss related to our interest rate swap agreements included in AOCI was $(15.5) million and $(25.2) million, respectively.  From the balance in AOCI as of June 30, 2021, we expect to recognize a loss of approximately $8.2 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Unrealized gain (loss) recognized in AOCI, pretax	$(5)	$(1,381)	$418	$(17,533)
Deferred loss reclassified from AOCI to interest expense	$(4,634)	$(4,240)	$(9,282)	$(6,415)

9. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the quarter and six months ended June 30, 2021, we entered into a dark fiber IRU arrangement.  The arrangement did not have a material impact on our financial statements.  During the quarter and six months ended June 30, 2020, we did not enter into any such arrangements.

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Restricted stock	$1,391	$1,282	$2,155	$2,130
Performance shares	1,102	1,052	1,788	1,094
Total	$2,493	$2,334	$3,943	$3,224

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2021, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $21.6 million and will be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2021:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2020	833,973	$7.81	365,040	$11.06
Shares granted	941,748	$7.51	788,054	$6.31
Shares forfeited, cancelled or retired	(32,670)	$8.02	(36,860)	$8.29
Non-vested shares outstanding - June 30, 2021	1,743,051	$7.64	1,116,234	$7.79

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2021:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2020	$(90,887)	$(18,531)	$(109,418)
Other comprehensive loss before reclassifications	—	309	309
Amounts reclassified from accumulated other comprehensive loss	324	6,862	7,186
Net current period other comprehensive income	324	7,171	7,495
Balance at June 30, 2021	$(90,563)	$(11,360)	$(101,923)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
(In thousands)	2021	2020	2021	2020	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit (cost)	$195	$(442)	$390	$(884)	(a)
Actuarial loss	(415)	(12)	(830)	(24)	(a)
	(220)	(454)	(440)	(908)	Total before tax
	58	119	116	237	Tax benefit
	$(162)	$(335)	$(324)	$(671)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$(4,634)	$(4,240)	$(9,282)	$(6,415)	Interest expense
	1,208	1,105	2,420	1,672	Tax benefit
	$(3,426)	$(3,135)	$(6,862)	$(4,743)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 11 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension cost for our Pension Plans for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Interest cost	$5,680	$6,519	$11,361	$13,039
Expected return on plan assets	(9,263)	(8,646)	(18,526)	(17,291)
Net amortization loss	557	311	1,114	622
Net prior service cost amortization	31	31	61	61
Net periodic pension benefit	$(2,995)	$(1,785)	$(5,990)	$(3,569)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Service cost	$223	$258	$445	$516
Interest cost	657	885	1,314	1,769
Expected return on plan assets	(50)	(46)	(100)	(92)
Net amortization gain	(142)	(299)	(284)	(598)
Net prior service cost (credit) amortization	(226)	411	(451)	823
Net periodic post-retirement cost	$462	$1,209	$924	$2,418

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $20.7 million to our Pension Plans and $8.8 million to our Post-retirement Plans in 2021.  As of June 30, 2021, we have contributed $8.9 million and $4.3 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

12. INCOME TAXES

Our unrecognized tax benefits as of June 30, 2021 and December 31, 2020 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of June 30, 2021 and December 31, 2020.  We do not expect any material change in our unrecognized tax benefits during the remainder of 2021.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of June 30, 2021, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

For the quarter and six months ended June 30, 2021, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision.  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.  The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of the discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) small changes in the projected ordinary annual income would result in significant changes in the estimated annual effective rate.  The uncertainty in the estimated pretax earnings is driven by uncertainty in the date of regulatory approval and second closing date in connection with the Searchlight transaction.

Our effective tax rate was (10.9)% and 23.5% for the quarters ended June 30, 2021 and 2020, respectively and (0.1)% and 24.0% for the six-month periods ended June 30, 2021 and 2020, respectively.  Exclusive of the discrete effective tax rate method and the discrete permanent income tax impact related to the Searchlight transaction, our effective tax rate for the quarters ended June 30, 2021 and 2020 would have been approximately 24.6% and 23.5%, respectively and approximately 24.5% and 24.0% for the six-month periods ended June 30, 2021 and 2020, respectively.  In addition, the investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes.  Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in permanent adjustments to our effective tax rate.  The effective tax rate differed from the federal and state statutory rates primarily due to permanent income tax differences related to the Searchlight transaction, recurring permanent tax differences, and differences in allocable income for the Company’s state tax filings.

As of June 30, 2021, the American Rescue Plan Act did not have a material impact on the Company's income tax positions. We will continue to evaluate the impact of enacted and future legislation.

13.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received Assessment Notices and/or Audit Assessment Notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for the Pennsylvania Gross Receipts Tax, and have had audits performed for the tax years 2008 through 2018.  We filed Petitions for Reassessment with the DOR’s Board of Appeals contesting these audit assessments.  These cases remain pending and are in various stages of appeal.

In May 2017, we entered into an agreement to guarantee any potential liabilities to the DOR up to $5.0 million. We believe that certain of the DOR’s findings regarding CCPA’s and CCES’s additional tax liabilities for the tax years 2008 through 2018, for which we have filed appeals, continue to lack merit. However, in 2019, CCPA and CCES finalized a settlement of the intrastate and interstate tax liabilities for the tax years 2008 through 2013, except for the 2010 CCPA appeals, bringing the appeals to a conclusion. The additional tax liabilities calculated by the DOR for these tax years for CCPA and CCES were approximately $3.4 million and $4.0 million, respectively.  The settlement resulted in a payment from us to the DOR of $2.1 million, which the Company previously reserved for.

The additional tax liabilities calculated by the DOR for CCPA and CCES for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2018 (CCPA and CCES) are approximately $4.6 million and $2.6 million, respectively. Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2018 (CCPA and CCES), we have reserved $0.8 million and $1.6 million, including interest, for our CCPA and CCES subsidiaries, respectively.  We expect the filings for the tax years 2014 through 2018 to be settled at a later date similar to the initial settlement.  While we continue to believe a settlement of all remaining disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements including the impact of the ongoing novel coronavirus (“COVID-19”) pandemic and our response to it.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2020 Annual Report on Form 10-K filed with the SEC and in Item 1A – “Risk Factors” of this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 30, 2021 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 23-state service area.  We operate an advanced fiber network spanning approximately 50,000 fiber route miles across many rural areas and metro communities.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.

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

We market our residential services by leading with a competitive broadband service.  As consumer demands for bandwidth continue to increase, our focus is on significantly enhancing our broadband services and upgrading data speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As of June 30, 2021, approximately 60% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps or greater. The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 Mbps or less. As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the network provides.

Our investment in more competitive broadband speeds is critical to our long-term success. The strategic investment with Searchlight Capital Partners L.P. (“Searchlight”) combined with the refinancing of our capital structure, as described below, provides us additional capital to accelerate our fiber expansion plans and provide significant benefits to our consumer, commercial and carrier customers. With the strategic investment, we intend to enhance our fiber infrastructure and accelerate our investments in high-growth and competitive areas.  By leveraging our existing dense core fiber network and an accelerated build plan, we will be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities.  As part of our fiber expansion plan, we plan to upgrade approximately 1.6 million passings over the next five years across select service areas to enable multi-Gig capable services to these homes and small businesses including more than 1 million passings within our northern New England service areas. Our fiber build plan includes the upgrade of approximately 300,000 homes and small businesses in 2021. During the quarter and six months ended June 30, 2021, we upgraded approximately 76,300 and 122,100 passings, respectively.

Our competitive broadband speeds enable us to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 12% as of June 30, 2021 compared to June 30, 2020.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content.  In 2019, we launched in our northern New England markets, CCiTV, which is a customizable, cloud-enabled video service that supports a wide variety of viewing habits.  Content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.  CCiTV helps align our product offering with consumer habits using an app-based approach to video as well as reduce our operating costs.  We expanded CCiTV to customers in our Texas markets in June 2020 and in our California and Illinois markets in October 2020.

Operating revenues also continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 7% as of June 30, 2021 compared to 2020.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

In the second stage of the transaction, Searchlight will invest an additional $75.0 million and will be issued the Note, which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion.  The Note may be issued to Searchlight prior to the closing of the second stage of the transaction upon the occurrence of certain events.  The Note bears interest at 9.0% per annum from the date of the closing of the first stage of the transaction and is payable semi-annually in arrears.  Upon conversion of the Note, dividends on the preferred stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears.  In addition, following shareholder approval and the receipt of applicable regulatory approvals, the CPR will be convertible into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.  The closing of the second stage of the transaction is subject to the receipt of FCC, certain state public utility commission regulatory and Hart Scott Rodino approvals and the satisfaction of certain other customary closing conditions.

We have received approval under the Hart-Scott-Rodino Act and on April 26, 2021, we received approval from the Company’s shareholders.  On July 15, 2021, the Company received all required state public utility commission regulatory approvals necessary for the conversion of the CPR into 16.9% additional shares of the Company’s common stock. As a result, the CPR was converted into 17,870,012 shares of common stock as of such date, which were issued to Searchlight on July 16, 2021. These shares, together with the shares issued to Searchlight on October 2, 2020 in the first stage of the investment, constitute approximately 24.5% of the Company’s outstanding common stock.  We expect the closing of the second stage to be completed later this year, subject to the receipt of FCC approval and the satisfaction of certain other customary closing conditions. The strategic investment with Searchlight provides us a valued partner with significant experience deploying broadband infrastructure as we continue to execute our fiber-focused strategy and grow broadband services.

Refinancing of Long-term Debt

On October 2, 2020, the Company and certain of its wholly-owned subsidiaries completed a refinancing of our long-term debt through the issuance of $2,250.0 million in new secured debt and retired all of our existing then outstanding debt obligations.  As described in the “Liquidity and Capital Resources” section, we entered into a new credit agreement and issued $750.0 million aggregate principal amount of 6.50% senior secured notes due 2028. On January 15, 2021, the Company issued an additional $150.0 million aggregate principal amount of incremental term loans under the credit agreement.  On March 18, 2021, we issued $400.0 million aggregate principal amount 5.00% Senior Notes and used the net proceeds from the issuance of notes to repay $397.0 million of the Term Loans outstanding under the credit agreement. On April 5, 2021, we entered into an amendment to the credit agreement to refinance the outstanding Term Loans, which reduced the interest rate to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The refinancings extended the maturities of our debt obligations and improved our liquidity, which, combined with the strategic investment with Searchlight, provides us the immediate flexibility to support our planned expansion of our fiber network and revenue growth plan.

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

While we have not seen a significant adverse impact to our financial results from COVID-19 to date, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Capital markets and the US economy have also been significantly impacted by the pandemic and an economic recession. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. If the pandemic worsens or new variants of the virus become more dominant and causes significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act included, among other things, the deferral of certain employer payroll tax payments and certain income tax law changes.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  On March 11, 2021, the American Rescue Plan Act of 2021 was enacted and provides further economic relief to address the continued economic impact of COVID-19.  These Acts did not have a material impact on our consolidated financial statements and we will continue to monitor the impact of any effects from these Acts and other future legislation.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and six months ended June 30, 2021 and 2020.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
(In millions, except for percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$90.8	$89.5	$1.3	1%	$181.1	$179.1	$2.0	1%
Voice services	43.5	45.8	(2.3)	(5)	87.8	91.5	(3.7)	(4)
Other	9.5	10.4	(0.9)	(9)	19.2	22.1	(2.9)	(13)
	143.8	145.7	(1.9)	(1)	288.1	292.7	(4.6)	(2)
Consumer:
Broadband (Data and VoIP)	68.0	65.6	2.4	4	133.8	129.7	4.1	3
Video services	16.8	19.2	(2.4)	(13)	33.6	38.3	(4.7)	(12)
Voice services	40.2	43.1	(2.9)	(7)	80.6	86.3	(5.7)	(7)
	125.0	127.9	(2.9)	(2)	248.0	254.3	(6.3)	(2)
Subsidies	17.4	18.1	(0.7)	(4)	34.8	36.5	(1.7)	(5)
Network access	31.1	30.5	0.6	2	62.7	62.0	0.7	1
Other products and services	3.1	2.9	0.2	7	11.6	5.3	6.3	119
Total operating revenues	320.4	325.1	(4.7)	(1)	645.2	650.8	(5.6)	(1)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	145.3	139.5	5.8	4	289.3	277.3	12.0	4
Selling, general and administrative costs	69.0	64.8	4.2	6	135.9	132.6	3.3	2
Depreciation and amortization	76.1	81.1	(5.0)	(6)	151.7	163.8	(12.1)	(7)
Total operating expenses	290.4	285.4	5.0	2	576.9	573.7	3.2	1
Income from operations	30.0	39.7	(9.7)	(24)	68.3	77.1	(8.8)	(11)
Interest expense, net	(45.4)	(31.4)	14.0	45	(93.8)	(63.5)	30.3	48
Gain (loss) on extinguishment of debt	(5.1)	—	(5.1)	100	(17.1)	0.2	(17.3)	(8,650)
Change in fair value of contingent payment rights	(39.8)	—	(39.8)	100	(97.4)	—	(97.4)	100
Other income, net	10.6	9.9	0.7	7	22.9	25.1	(2.2)	(9)
Income tax expense	5.4	4.2	1.2	29	0.1	9.3	(9.2)	(99)
Net income (loss)	(55.1)	14.0	(69.1)	(494)	(117.2)	29.6	(146.8)	(496)
Net income attributable to noncontrolling interest	0.3	0.1	0.2	200	0.3	0.2	0.1	50
Net income (loss) attributable to common shareholders	$(55.4)	$13.9	$(69.3)	(499)	$(117.5)	$29.4	$(146.9)	(500)

Adjusted EBITDA (1)	$126.7	$133.1	$(6.4)	(5)%	$253.3	$264.7	$(11.4)	(4)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of June 30,
	2021	2020	Change	% Change
Consumer customers	535,070	569,148	(34,078)	(6)%

Voice connections	752,240	809,457	(57,217)	(7)
Data connections	796,669	791,203	5,466	1
Video connections	70,795	80,053	(9,258)	(12)
Total connections	1,619,704	1,680,713	(61,009)	(4)%

Operating Revenues

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to business customers of all sizes, including many services over our advanced fiber network.  The services we offer include scalable high-speed broadband Internet access and VoIP phone services, which range from basic service plans to virtual hosted systems.  In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; private line data services; software defined wide area network (“SD-WAN”) and multi-protocol label switching.  Our networking services include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.  Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions.

Data and transport services revenues increased $1.3 million and $2.0 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to continued growth in Metro Ethernet, VoIP and SD-WAN services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Voice services revenues decreased $2.3 million and $3.7 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to a 7% decline in access lines as commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet based voice services can offer.

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

Other services revenues decreased $0.9 million and $2.9 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due the expiration of our 9-1-1 service contract in Vermont as well as declines in custom construction projects and pole attachment revenue.

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

Broadband services revenues increased $2.4 million and $4.1 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 despite a decrease in data and VoIP connections of 5% and 17%, respectively, primarily as a result of price increases implemented during 2021 as well as growth in revenue for CCiTV, which was launched in additional markets during 2020.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video On-Demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our video subscribers can also watch their favorite shows, movies and livestreams on any device.  In addition, we offer other in-demand streaming content including: ATT TV, fuboTV, Philo and HBO NOW®.

Video services revenues decreased $2.4 million and $4.7 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to a 13% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $2.9 million and $5.7 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to a 9% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $0.7 million and $1.7 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to a reduction in state subsidies support.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-

distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues increased $0.6 million and $0.7 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to increases in the Federal Universal Service Fund Contribution Factor during 2021, offset by the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits.

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

Other products and services revenues increased $0.2 million and $6.3 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to revenue recognition of Public Private Partnership construction projects during 2021.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $5.8 million and $12.0 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to an increase in access expense related to fiber costs for the Public Private Partnership agreements, as described above. In addition, during the quarter ended June 30, 2021, we incurred access charges of $3.4 million related to the early termination of a contract obligation for fixed wireless services. Required contributions to the Federal Universal Service Fund (“USF”) also increased in 2021 as a result of an increase in the annual funding rate. These increases in cost of services and products were reduced in part by a decline in employee labor costs due to an increase in capitalized costs for the fiber network expansion in 2021.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $4.2 million and $3.3 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to an increase in advertising expense for additional radio and television advertising in the current year to promote our new fiber broadband speeds. However, employee salaries and benefits declined as a result of a reduction in headcount in the current year. Property and real estate taxes also decreased primarily due to property tax refunds and settlements received in 2021.

Depreciation and Amortization

Depreciation and amortization expense decreased $5.0 million and $12.1 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to certain acquired assets becoming fully depreciated or amortized.  Amortization expense declined for customer relationships, which are amortized under the accelerated method.  Depreciation expense also declined due to the sale of utility poles located in the state of New Hampshire in 2020.  These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to success-based capital projects for consumer and commercial services as well as the fiber network expansion and customer service improvements.

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

The annual FCC price cap filing was made on June 16, 2021 and became effective on July 1, 2021.  The net impact is a decrease of approximately $3.3 million in network access and CAF ICC support funding for the July 2021 through June 2022 tariff period.

In April 2019, the FCC announced plans for the Rural Digital Opportunity Fund (“RDOF”), the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America.  The FCC issued a Notice of Proposed Rulemaking at their August 2019 Open Commission Meeting.  The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers.  Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years.  The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream.  CAF Phase II funding has been extended through December 31, 2021 for price cap holding companies.  The FCC issued the final census block groups with locations and reserve price.  We filed the RDOF short form application on July 14, 2020 and were listed as a qualified bidder by the FCC on October 13, 2020 and participated in the auction.  The auction began on October 29, 2020 and ended on November 24, 2020.  Consolidated won 246 census block groups serving in seven states.  The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at a funding level of $5.9 million annually over 10 years.  Consolidated filed its long form application with supporting documents on January 29, 2021 and we expect to receive approval during the third or fourth quarter of 2021.

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

Our Texas Incumbent Local Exchange Carriers (“ILECs”) have historically received support from two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the High Cost Assistance Fund (“HCAF”).  In December 2020, the PUCT announced a TUSF funding shortfall and would be reducing all funded carriers support by 64% beginning January 15, 2021.  The Texas Telephone Association (“TTA”), which Consolidated is a member, and the Texas Statewide Telephone Cooperative, Inc. (“TSTCI”), filed a lawsuit seeking to overturn the PUCT decision as well as a temporary injunction on the funding reduction.  On June 7, 2021, the court ruled in favor of the PUCT.  The TTA and TSTCI filed a notice to appeal on July 2, 2021.  The briefing schedule is expected to begin in late August 2021 and we expect the appeal process to take nine months.  The potential impact is a reduction in support of approximately $4.0 million annually.

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

COVID-19

On March 13, 2020, the FCC issued a pledge to Keep America Connected through May 13, 2020, which was later extended to June 30, 2020.  The pledge asked all communications providers to not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; to waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and to open their Wi-Fi hotspots to any American who needs them.  Consolidated signed on to the pledge through June 30, 2020.  Several states took the FCC pledge a step further by not allowing any carrier to disconnect service within their state during the Governors’ declared state of emergency, which Consolidated also supported.  Most state moratoriums on disconnections have expired; however, certain states such as Washington and New York were extended to July 31, 2021 and December 31, 2021, respectively.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $14.0 million and $30.3 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020. During the quarter and six months ended June 30, 2021, we recognized interest expense, including amortized costs, of $10.9 million and $21.1 million, respectively, on the Note issued to Searchlight as part of the investment agreement entered into in October 2020.  Interest expense on our outstanding senior notes also increased during the quarter and six months ended June 30, 2021 as part of the refinancing of our long-term debt as described in the “Liquidity and Capital Resources” section below.

Gain on Extinguishment of Debt

As described in the “Liquidity and Capital Resources” section below, we incurred a loss on the extinguishment of debt of $12.0 million in connection with the repayment of $397.0 million of outstanding term loans under our credit agreement during the six months ended June 30, 2021. In addition, we recognized a loss of $5.1 million on the extinguishment of debt during the quarter and six-month period ended June 30, 2021 related to the refinancing of our credit agreement in April 2021.

During the six months ended June 30, 2020, we repurchased $4.5 million of the aggregate principal amount of our 6.50% Senior Notes due 2022 and recognized a gain on extinguishment of debt of $0.2 million in connection with the partial repurchase of the notes.

Change in Fair Value of Contingent Payment Rights

We are required to measure our contingent payment rights at fair value until they are converted into shares of the Company’s common stock.  During the quarter and six months ended June 30, 2021, we recognized a loss of $39.8 million and $97.4 million, respectively, on the increase in the fair value of the contingent payment right issued to Searchlight.

  Other Income

Other income increased $0.7 million and decreased $2.2 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Investment income increased $2.3 million and $1.2 million during the quarter and six months ended June 30, 2021, respectively, from our wireless partnership interests.  Pension and post-retirement expense decreased $1.9 million and $3.8 million, respectively.  See Note 11 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.  However, during the quarter and six months ended June 30, 2021, we recognized a loss of $3.6 million on the disposition of wireless spectrum licenses. During the six months ended June 30, 2020, we recognized a gain of $3.7 million on the sale of our 39 GHz wireless spectrum licenses as part of the FCC’s efforts to reclaim broadcast TV spectrum for wireless use.

Income Taxes

For the quarter and six months ended June 30, 2021, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision.  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of the discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) small changes in the projected ordinary annual income would result in significant changes in the estimated annual effective rate. The uncertainty in the estimated pretax earnings is driven by uncertainty in the date of regulatory approval and second closing date in connection with the Searchlight transaction.

Income taxes increased $1.2 million and decreased $9.2 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Our effective tax rate was (10.9)% and 23.5% for the quarters ended

June 30, 2021 and 2020, respectively and (0.1)% and 24.0% for the six-month periods ended June 30, 2021 and 2020, respectively. Exclusive of the discrete effective tax rate method and the discrete permanent income tax impact related to the Searchlight transaction, our effective tax rate for the quarters ended June 30, 2021 and 2020 would have been approximately 24.6% and 23.5%, respectively and approximately 24.5% and 24.0% for the six-month periods ended June 30, 2021 and 2020, respectively.  In addition, the investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes.  Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in permanent adjustments to our effective tax rate. The effective tax rate differed from the federal and state statutory rates primarily due to various permanent income tax differences related to the Searchlight transaction, recurring permanent tax differences, and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and six months ended June 30, 2021 and 2020:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, unaudited)	2021	2020	2021	2020
Net income (loss)	$(55,089)	$13,935	$(117,172)	$29,558
Add (subtract):
Interest expense, net of interest income	45,431	31,459	93,846	63,554
Income tax expense	5,413	4,275	113	9,316
Depreciation and amortization	76,079	81,066	151,690	163,804
EBITDA	71,834	130,735	128,477	266,232

Adjustments to EBITDA:
Other, net (1)	(5,233)	(9,605)	(15,642)	(24,244)
Investment distributions (2)	12,656	9,632	22,033	19,696
(Gain) loss on extinguishment of debt	5,121	—	17,101	(234)
Change in fair value of contingent payment rights	39,826	—	97,414	—
Non-cash, stock-based compensation	2,493	2,334	3,943	3,224
Adjusted EBITDA	$126,697	$133,096	$253,326	$264,674

(1)	Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

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

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$185,831	$181,721
Investing activities	(283,876)	(89,738)
Financing activities	141,798	(58,502)
Change in cash and cash equivalents	$43,753	$33,481

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $185.8 million during the six-month period ended June 30, 2021, an increase of $4.1 million compared to the same period in 2020. The increase is primarily as a result of changes in working capital and the timing of expenditures and cash receipts. Cash distributions received from our wireless partnerships also increased $2.3 million during the six-month period ended June 30, 2021 compared to the same period in 2020. In addition, cash contributions to our defined benefit pension plan decreased $1.7 million during the six-month period ended June 30, 2021 compared to the same period in 2020.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $283.9 million during the six-month period ended June 30, 2021 and consisted primarily of cash used for capital expenditures and the purchase of short-term investments.  Capital expenditures continue to be our primary recurring investing activity and were $195.2 million and $96.2 million during the six-month periods ended June 30, 2021 and 2020, respectively.  Capital expenditures for 2021 are expected to be $400.0 million to $420.0 million, which will be used to support success-based capital projects for commercial, carrier and consumer initiatives and for our planned fiber projects and broadband network expansion, which will include the upgrade in 2021 of more than 300,000 passings with multi-Gig data speeds.  We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

During the six months ended June 30, 2021, we purchased $90.0 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months.

Cash proceeds from the sale of assets decreased $6.0 million during the six-month period ended June 30, 2021.  During the six months ended June 30, 2020, we received cash proceeds of $3.7 million on the sale of our 39 GHz wireless spectrum licenses.

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

The Initial Term Loans were issued in an original aggregate principal amount of $1,250.0 million with a maturity date of October 2, 2027 and contained an original issuance discount of 1.5% or $18.8 million, which is being amortized over the term of the loan.  Prior to amendments to the Credit Agreement, as described below, the Initial Term Loans required quarterly principal payments of $3.1 million, which commenced December 31, 2020, and bore interest at a rate of 4.75% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

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

On March 18, 2021, the Company repaid $397.0 million of the outstanding Term Loans with the net proceeds received from the issuance of $400.0 million aggregate principal amount of 5.00% senior secured notes due 2028 (the “5.00% Senior Notes”), as described below.  The repayment of the Term Loans was applied to the remaining principal payments in direct order of maturity, thereby eliminating the required quarterly principal payments through the remaining term of the loan.  In connection with the repayment of the Term Loans, we recognized a loss on extinguishment of debt of $12.0 million during the six months ended June 30, 2021.

On April 5, 2021, the Company, entered into a second amendment to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions.  As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remains unchanged. In connection with entering into the Second Amendment, we recognized a loss of $5.1 million on the extinguishment of debt during the quarter and six months ended June 30, 2021.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At June 30, 2021 and December 31, 2020, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $18.1 million were outstanding under our revolving credit facility as of June 30, 2021.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2021, $231.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.25% and 5.75% as of June 30, 2021 and December 31, 2020, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00. As of June 30, 2021, our consolidated first lien leverage ratio under the Credit Agreement was 3.96:1.00.  As of June 30, 2021, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of June 30, 2021, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Repurchase of Senior Notes due 2022

During the six months ended June 30, 2020, we repurchased $4.5 million of the aggregate principal amount of our then outstanding 6.50% Senior Notes due in October 2022 (the “2022 Notes”) for $4.2 million and recognized a gain on extinguishment of debt of $0.2 million.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2021 and 2040.  As of June 30, 2021, the present value of the minimum remaining lease commitments was approximately $21.5 million, of which $6.5 million was due and payable within the next twelve months. The leases require total remaining rental payments of $24.5 million as of June 30, 2021.

Searchlight Investment

On October 2, 2020, we closed on the first stage of the strategic investment of $350.0 million with Searchlight.  Searchlight will invest up to a total of $425.0 million in Consolidated and, assuming satisfaction of certain conditions set forth in the Investment Agreement will hold a combination of perpetual Series A preferred stock and up to 35% of the Company’s outstanding common stock. The Searchlight investment will enable us to accelerate investment in our network over a multi-year period. The Investment is structured to maximize the proceeds to the Company in the near term so that we can invest in our network immediately, and then the Investment converts into an equity-like structure upon receipt of certain required regulatory approvals. We expect the closing of the second stage of the investment to be completed later this year at which time, we will receive the additional investment of $75.0 million from Searchlight.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratio)	2021	2020
Cash, cash equivalents and short-term investments	$289,281	$155,561
Working capital	195,318	70,191
Current ratio	1.71	1.26

Our net working capital improved $125.1 million as of June 30, 2021 compared to December 31, 2020 primarily as a result of an increase in cash, cash equivalents and short-term investments of $133.7 million. As described above, on January 15, 2021, we borrowed an additional $150.0 million aggregate principal amount of incremental term loans under our Credit Agreement.  Working capital also improved from a decline in the current portion of long-term debt and finance lease obligations of $11.1 million as a result of the prepayment in March 2021 of $397.0 million of the outstanding Term Loans, which eliminated the required quarterly principal payments through the remaining term of the loan.  However, working capital was reduced by an increase in accounts payable of $18.2 million at June 30, 2021 related to the timing of expenditures.

Our most significant use of funds for the remainder of 2021 is expected to be for: (i) interest payments on our indebtedness of between $60.0 million and $65.0 million; and (ii) capital expenditures of between $205.0 million and $225.0 million.  The recent refinancing of our capital structure combined with the Searchlight investment provides us the capital and financial flexibility to fund our accelerated fiber network expansion and growth plans.  In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2021, we had approximately $6.3 million of these bonds outstanding.

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

In 2021, we expect to make contributions totaling approximately $20.7 million to our Pension Plans and $8.8 million to our other post-retirement benefit plans. As of June 30, 2021, we have contributed $8.9 million and $4.3 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

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

As of June 30, 2021, the majority of our variable rate debt was subject to a 0.75% London Interbank Offered Rate (“LIBOR”) floor.  Based on our variable rate debt outstanding as of June 30, 2021, a 1.00% increase in market interest rates would increase annual interest expense by approximately $1.6 million. A 1.00% decrease in current interest rates would not impact annual interest expense on our variable rate debt due to the 0.75% LIBOR floor.

As of June 30, 2021, the fair value of our interest rate swap agreements amounted to a net liability of $19.0 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $15.5 million as of June 30, 2021.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2021.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.  EXHIBITS

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Consolidated Communications Holdings, Inc., as amended as of April 26, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 26, 2021).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Consolidated Communications Holdings, Inc., as amended as of April 26, 2021 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated April 26, 2021).

3.3

Amended and Restated Bylaws of Consolidated Communications Holdings, Inc., as amended as of April 26, 2021 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated April 26, 2021).

4.1

Joinder Agreement to Guaranty Agreement, dated as of April 12, 2021, by and among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 12, 2021).

4.2

Supplement No. 2 to Security Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Collateral  (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 12, 2021).

4.3

Supplement No. 2 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Collateral Agent  (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated April 12, 2021).

4.4

Second Supplement to 2020 Indenture, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated April 12, 2021).

4.5

Supplement No. 2 to Security Agreement, dated as of April 12, 2021, among the Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated April 12, 2021).

4.6

Supplement No. 2 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated April 12, 2021).

4.7

First Supplement to 2021 Indenture, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated April 12, 2021).

4.8

Supplement No. 2 to Security Agreement, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated April 12, 2021).

4.9

Supplement No. 2 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated April 12, 2021).

10.1

Amendment No. 2, dated as of April 5, 2021, to the Credit Agreement, dated as of October 2, 2020, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., each lender from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2021).

10.2

Consolidated Communications Holdings, Inc. Long-Term Incentive Plan (as amended and restated effective February 21, 2021) (incorporated by reference to Exhibit C to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on March 17, 2021 and the Company’s additional definitive proxy soliciting materials on Schedule 14A dated March 25, 2021).

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

August 4, 2021	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

August 4, 2021	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)