Form 10-Q
period 2021-09-30
Consolidated Communications Holdings, Inc.
filed 2021-10-29
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes No X

On October 25, 2021, the registrant had 98,754,185 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$318,584	$327,066	$963,753	$977,904

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	142,507	144,428	431,797	421,717
Selling, general and administrative expenses	64,100	65,066	199,948	197,679
Loss on impairment of assets held for sale	5,704	—	5,704	—
Depreciation and amortization	73,765	80,220	225,455	244,024
Income from operations	32,508	37,352	100,849	114,484

Other income (expense):
Interest expense, net of interest income	(43,176)	(31,661)	(137,022)	(95,215)
Gain (loss) on extinguishment of debt	—	—	(17,101)	234
Investment income	11,052	11,510	32,047	31,269
Change in fair value of contingent payment rights	(2,205)	—	(99,619)	—
Other, net	2,293	1,957	4,259	7,260
Income (loss) before income taxes	472	19,158	(116,587)	58,032

Income tax expense	4,953	4,576	5,066	13,892

Net income (loss)	(4,481)	14,582	(121,653)	44,140
Less: net income attributable to noncontrolling interest	240	72	523	243
Net income (loss) attributable to common shareholders	$(4,721)	$14,510	$(122,176)	$43,897

Net income (loss) per basic and diluted common shares attributable to common shareholders	$(0.05)	$0.20	$(1.47)	$0.60

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income (loss)	$(4,481)	$14,582	$(121,653)	$44,140
Pension and post-retirement obligations:
Amortization of actuarial losses (gains) and prior service cost to earnings, net of tax	524	(344)	848	327
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(219)	(533)	90	(13,498)
Reclassification of realized loss to earnings, net of tax	2,071	3,400	8,933	8,143
Comprehensive income (loss)	(2,105)	17,105	(111,782)	39,112
Less: comprehensive income attributable to noncontrolling interest	240	72	523	243
Total comprehensive income (loss) attributable to common shareholders	$(2,345)	$17,033	$(112,305)	$38,869

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$98,682	$155,561
Short-term investments	154,963	—
Accounts receivable, net of allowance for credit losses	133,524	137,646
Income tax receivable	1,516	1,072
Prepaid expenses and other current assets	56,505	46,382
Assets held for sale	25,990	—
Total current assets	471,180	340,661

Property, plant and equipment, net	1,905,661	1,760,152
Investments	109,307	111,665
Goodwill	1,013,243	1,035,274
Customer relationships, net	83,782	113,418
Other intangible assets	11,175	10,557
Other assets	134,603	135,573
Total assets	$3,728,951	$3,507,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,930	$25,283
Advance billings and customer deposits	55,192	49,544
Accrued compensation	66,723	74,957
Accrued interest	52,621	21,194
Accrued expense	91,574	81,931
Current portion of long-term debt and finance lease obligations	6,944	17,561
Liabilities held for sale	90	—
Total current liabilities	321,074	270,470

Long-term debt and finance lease obligations	2,115,266	1,932,666
Deferred income taxes	179,479	171,021
Pension and other post-retirement obligations	269,119	300,373
Convertible security interest	262,124	238,701
Contingent payment rights	105,830	123,241
Other long-term liabilities	74,423	81,600
Total liabilities	3,327,315	3,118,072

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 and 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively, 98,754,185 and 79,227,607 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	988	792
Additional paid-in capital	649,667	525,673
Accumulated deficit	(156,690)	(34,514)
Accumulated other comprehensive loss, net	(99,547)	(109,418)
Noncontrolling interest	7,218	6,695
Total shareholders’ equity	401,636	389,228
Total liabilities and shareholders’ equity	$3,728,951	$3,507,300

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

					Accumulated
			Additional	Retained	Other	Non-
	Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2019	71,961	$720	$492,246	$(71,217)	$(80,868)	$6,370	$347,251
Shares issued under employee plan, net of forfeitures	1,081	11	(11)	—	—	—	—
Non-cash, share-based compensation	—	—	890	—	—	—	890
Other comprehensive income (loss)	—	—	—	—	(10,000)	—	(10,000)
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(105)	—	—	(105)
Net income (loss)	—	—	—	15,547	—	76	15,623
Balance at March 31, 2020	73,042	$731	$493,125	$(55,775)	$(90,868)	$6,446	$353,659
Shares issued under employee plan, net of forfeitures	16	—	—	—	—	—	—
Non-cash, share-based compensation	—	—	2,334	—	—	—	2,334
Other comprehensive income (loss)	—	—	—	—	2,449	—	2,449
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	(169)	—	—	(169)
Net income (loss)	—	—	—	13,840	—	95	13,935
Balance at June 30, 2020	73,058	$731	$495,459	$(42,104)	$(88,419)	$6,541	$372,208
Non-cash, share-based compensation	—	—	2,263	—	—	—	2,263
Other comprehensive income (loss)	—	—	—	—	2,523	—	2,523
Net income (loss)	—	—	—	14,510	—	72	14,582
Balance at September 30, 2020	73,058	$731	$497,722	$(27,594)	$(85,896)	$6,613	$391,576

Balance at December 31, 2020	79,228	$792	$525,673	$(34,514)	$(109,418)	$6,695	$389,228
Shares issued under employee plan, net of forfeitures	755	8	(8)	—	—	—	—
Non-cash, share-based compensation	—	—	1,450	—	—	—	1,450
Other comprehensive income (loss)	—	—	—	—	3,911	—	3,911
Net income (loss)	—	—	—	(62,099)	—	16	(62,083)
Balance at March 31, 2021	79,983	$800	$527,115	$(96,613)	$(105,507)	$6,711	$332,506
Shares issued under employee plan, net of forfeitures	904	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	2,493	—	—	—	2,493
Other comprehensive income (loss)	—	—	—	—	3,584	—	3,584
Net income (loss)	—	—	—	(55,356)	—	267	(55,089)
Balance at June 30, 2021	80,887	$809	$529,599	$(151,969)	$(101,923)	$6,978	$283,494
Shares issued under employee plan, net of forfeitures	(3)	—	—	—	—	—	—
Shares issued to Searchlight	17,870	179	116,851	—	—	—	117,030
Non-cash, share-based compensation	—	—	3,217	—	—	—	3,217
Other comprehensive income (loss)	—	—	—	—	2,376	—	2,376
Net income (loss)	—	—	—	(4,721)	—	240	(4,481)
Balance at September 30, 2021	98,754	$988	$649,667	$(156,690)	$(99,547)	$7,218	$401,636

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(121,653)	$44,140
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	225,455	244,024
Cash distributions from wireless partnerships in excess of (less than) current earnings	1,345	1,001
Pension and post-retirement contributions in excess of expense	(29,968)	(29,666)
Stock-based compensation expense	7,160	5,487
Amortization of deferred financing costs and discounts	13,121	3,628
Noncash interest expense on convertible security interest	24,334	—
Loss (gain) on extinguishment of debt	17,101	(234)
Loss on change in fair value of contingent payment rights	99,619	—
Loss on impairment of assets held for sale	5,704	—
Other, net	3,632	(4,485)
Changes in operating assets and liabilities:
Accounts receivable, net	3,946	796
Income tax receivable	4,531	12,857
Prepaid expenses and other assets	(12,094)	(2,733)
Accounts payable	22,691	(8,551)
Accrued expenses and other liabilities	31,055	31,086
Net cash provided by operating activities	295,979	297,350

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(339,488)	(152,215)
Purchase of investments	(154,963)	—
Proceeds from sale of assets	126	6,977
Proceeds from sale of investments	1,198	426
Net cash used in investing activities	(493,127)	(144,812)

Cash flows from financing activities:
Proceeds from bond offering	400,000	—
Proceeds from issuance of long-term debt	150,000	40,000
Payment of finance lease obligations	(4,465)	(7,243)
Payment on long-term debt	(397,000)	(93,763)
Retirement of senior notes	—	(4,208)
Payment of financing costs	(8,266)	—
Net cash provided by (used in) financing activities	140,269	(65,214)
Change in cash and cash equivalents	(56,879)	87,324
Cash and cash equivalents at beginning of period	155,561	12,395
Cash and cash equivalents at end of period	$98,682	$99,719

See accompanying notes

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

Leveraging our advanced fiber network spanning approximately 50,000 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

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

Recent Developments

Searchlight Investment

On September 13, 2020, we entered into an investment agreement (the “Investment Agreement”) with an affiliate of Searchlight Capital Partners, L.P. (“Searchlight”).  In connection with the Investment Agreement, affiliates of Searchlight have committed to invest up to an aggregate of $425.0 million in the Company and, assuming satisfaction of certain conditions set forth in the Investment Agreement will hold a combination of perpetual Series A preferred stock and up to approximately 35% of the Company’s outstanding common stock. For a more complete discussion of the transaction, refer to Note 4.  With the strategic investment from Searchlight, we intend to enhance our fiber infrastructure and accelerate the investment in our network, which will include the upgrade over the next five years of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses.  Our fiber build plan includes the upgrade of approximately 300,000 homes and small businesses in 2021.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act included, among other things, the deferral of certain employer payroll tax payments and certain income tax law changes.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  The portion of the taxes deferred until 2021 were paid during the quarter ended September 30, 2021.  On March 11, 2021, the American Rescue Plan Act of 2021 was enacted and provides further economic relief to address the continued economic impact of COVID-19.  These Acts did not have a material impact on our consolidated financial statements and we will continue to monitor the impact of any effects from these Acts and other future legislation.

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

The following table summarizes the activity in ACL for the nine months ended September 30, 2021 and 2020:

(In thousands)	2021	2020
Balance at beginning of year	$9,136	$4,549
Cumulative adjustment upon adoption of ASU 2016-13	—	144
Provision charged to expense	6,075	6,812
Write-offs, less recoveries	(4,633)	(4,731)
Balance at end of year	$10,578	$6,774

Divestiture

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC”), for approximately $26.0 million in cash, subject to a customary working capital adjustment. CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and includes approximately 4,000 access lines and 3,900 data connections.  The transaction is expected to close in the first quarter of 2022 and is subject to customary closing conditions, including regulatory approvals. The asset sale aligns with our strategic asset review and focus on our core broadband regions.

At September 30, 2021, the major classes of assets and liabilities to be sold were classified as held for sale in the condensed consolidated balance sheet and consisted of the following:

(In thousands)
Current assets	$190
Property, plant and equipment	9,473
Goodwill	16,327
Total assets	$25,990

Current liabilities	$83
Other long-term liabilities	7
Total liabilities	$90

In connection with the classification as assets held for sale, the carrying value of the net assets were reduced to their estimated fair value of approximately $25.9 million, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy.  As a result, we recognized an impairment loss of $5.7 million during the quarter and nine months ended September 30, 2021.

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

Effective January 1, 2021, we adopted ASU No. 2019-12 (“ASU 2019-12”), Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions and adding certain requirements to the general framework in Accounting Standards Codification (“ASC”) 740, Income Taxes. The new guidance will be applied prospectively. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters and nine months ended September 30, 2021 and 2020:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$91,101	$90,153	$272,262	$269,297
Voice services	42,619	45,343	130,359	136,838
Other	10,580	10,909	29,785	33,027
	144,300	146,405	432,406	439,162
Consumer:
Broadband (VoIP and Data)	68,604	67,163	202,340	196,806
Video services	16,163	18,452	49,743	56,796
Voice services	40,587	42,775	121,180	129,072
	125,354	128,390	373,263	382,674
Subsidies	17,264	18,064	52,068	54,587
Network access	29,923	32,009	92,641	93,947
Other products and services	1,743	2,198	13,375	7,534
Total operating revenues	$318,584	$327,066	$963,753	$977,904

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	September 30,
(In thousands)	2021	2020
Accounts receivable, net	$133,524	$119,076
Contract assets	22,846	20,746
Contract liabilities	62,210	56,086

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions. These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the quarters ended September 30, 2021 and 2020, the Company recognized expense of $2.8 million and $2.3 million, respectively, related to deferred contract acquisition costs.  During the nine months ended September 30, 2021 and 2020, the Company recognized expense of $8.1 million and $6.6 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended September 30, 2021 and 2020, the Company recognized previously deferred revenues of $118.1 million and $110.9 million, respectively.  For the nine months ended September 30, 2021 and 2020, the Company recognized previously deferred revenues of $347.6 million and $332.1 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2021.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

3.  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per common share (“EPS”) are computed using the two-class method, which is an earnings allocation method that determines EPS for each class of common stock and participating securities considering dividends declared and participation rights in undistributed earnings.  Common stock related to certain of the Company’s restricted stock awards are considered participating securities because holders are entitled to receive non-forfeitable dividends, if declared, during the vesting term.

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss)	$(4,481)	$14,582	$(121,653)	$44,140
Less: net income attributable to noncontrolling interest	240	72	523	243
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	(4,721)	14,510	(122,176)	43,897
Less: earnings allocated to participating securities	—	378	—	985
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(4,721)	$14,132	$(122,176)	$42,912

Weighted-average number of common shares outstanding	92,791	71,153	83,003	71,153

Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.05)	$0.20	$(1.47)	$0.60

Diluted EPS attributable to common shareholders for the quarter and nine months ended September 30, 2021 excludes 6.0 million and 3.4 million potential common shares related to our share-based compensation plan, respectively, because the inclusion of the potential common shares would have an antidilutive effect.  Diluted EPS attributable to common shareholders for the quarter and nine months ended September 30, 2020 excludes 1.1 million and 1.4 million potential common shares that could be issued under our share-based compensation plan, respectively.

4.  SEARCHLIGHT INVESTMENT

In connection with the Investment Agreement entered into on September 13, 2020, affiliates of Searchlight have committed to invest up to an aggregate of $425.0 million in the Company. The investment commitment is structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and was issued a contingent payment right (“CPR”) that is convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9% of the Company’s common stock.  In addition, Searchlight received the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”).

In the second stage of the transaction, Searchlight will invest an additional $75.0 million and will be issued the Note, which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion. The Note may be issued to Searchlight prior to the closing of the second stage of the transaction upon the occurrence of certain events. In addition, the CPR will be convertible into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.  The closing of the second stage of the transaction is subject to the receipt of Federal Communications Commission (“FCC”), certain state public utility commission regulatory and Hart-Scott-Rodino approvals and the satisfaction of certain other customary closing conditions.

We have received approval under the Hart-Scott-Rodino Act and we received approval from the Company’s shareholders on April 26, 2021.  On July 15, 2021, the Company received all required state public utility commission regulatory approvals necessary for the conversion of the CPR into 16.9% additional shares of the Company’s common stock. As a result, the CPR was converted into 17,870,012 shares of common stock, which were issued to Searchlight on July 16, 2021. These shares, together with the shares issued to Searchlight on October 2, 2020 in the first stage of the investment, constitute approximately 24.5% of the Company’s outstanding common stock as of such date.  We expect the closing of the second stage to be completed later this year, subject to the receipt of FCC approval and the satisfaction of certain other customary closing conditions.

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
$409,914

At September 30, 2021 and December 31, 2020, the net present value of the receivable for the additional investment of $75.0 million expected to be received from Searchlight upon the closing of the second stage of the transaction was $75.0 million and $74.7 million, respectively, and is included within other assets in the consolidated balance sheets.

The CPR is reported at its estimated fair value within long-term liabilities in the consolidated balance sheets. Subsequent changes in fair value are reflected in earnings within other income and expense in the condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the estimated fair value of the CPR was $105.8 million and $123.2 million, respectively, and during the quarter and nine months ended September 30, 2021, we recognized a loss of $2.2 million and $99.6 million, respectively, on the increase in the fair value of the CPR.

The Note bears interest at 9.0% per annum from the date of the closing of the first stage of the transaction and is payable semi-annually in arrears on April 1 and October 1 of each year.  Upon conversion of the Note, dividends on the preferred stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears.  The Note and preferred stock include a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020.  The Company intends to exercise the PIK interest option on the Note through at least 2022. The term of the Note is 10 years and is due on October 1, 2029.  At September 30, 2021, the net carrying value of the Note was $262.1 million, net of unamortized discount and issuance costs of $140.3 million and $8.8 million, respectively.  On April 1, 2021 and October 1, 2021, the Company elected the PIK option and accrued interest of $15.8 million and $16.5 million was added to the principal balance of the Note on the respective payment dates. At December 31, 2020, the net carrying value of the Note was $238.7 million, net of unamortized discount and issuance costs of $144.8 million and $12.0 million, respectively. The unamortized discount and issuance costs are being amortized over the contractual term of the Note using the effective interest method.

5.  INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Short-term investments:
Held-to-maturity debt securities	$154,963	$—

Long-term investments:
Cash surrender value of life insurance policies	$2,539	$2,536
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,867	8,882
Other	272	273
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	19,674	20,299
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,237	7,482
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,318	27,793
Totals	$109,307	$111,665

Held-to-Maturity Debt Securities

Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months and less than one year are classified as short-term investments.  Held-to maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are recognized in earnings. Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At September 30, 2021, we had $20.0 million of investments in commercial paper included in cash and cash equivalents and $105.0 million of investments in commercial paper and $50.0 million of investments in certificate of deposits included in short-term investments. The investments have original maturities of less than one year. As of September 30, 2021, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No indictors of impairment existed for any of the investments during the quarters and nine months ended September 30, 2021 or 2020.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended September 30, 2021 and 2020, we received cash distributions from these partnerships totaling $5.5 million and $5.8 million, respectively.  For the nine months ended September 30, 2021 and 2020, we received cash distributions from these partnerships totaling $15.9 million and $15.0 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. In connection with adoption of ASU 2016-13 by our equity method partnerships, the value of our combined partnership interests decreased $0.2 million, which is reflected in the cumulative effect adjustment to retained earnings during the nine months ended September 30, 2020. Income is recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions are recorded as a reduction in our investment.  For the quarters ended September 30, 2021 and 2020, we received cash distributions from these partnerships totaling $5.6 million and $6.5 million, respectively.  For the nine months ended September 30, 2021 and 2020, we received cash distributions from these partnerships totaling $17.2 million and $17.0 million, respectively.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 were as follows:

As of September 30, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(16,126)	$—	$(16,126)	$—

		As of December 31, 2020
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(6,297)	$—	$(6,297)	$—
Long-term interest rate swap liabilities	(22,958)	—	(22,958)	—
Total	$(29,255)	$—	$(29,255)	$—

Contingent Payment Obligation

Our contingent payment obligation represents the CPR issued to Searchlight in connection with the Investment Agreement. We are required to measure the CPR at its estimated fair value on a recurring basis based on a market approach utilizing observable market values and a marketability discount.  As of September 30, 2021 and December 31, 2020, the estimated fair value of the CPR was $105.8 million and $123.2 million, respectively, and was classified as Level 2 within the fair value hierarchy.

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021		As of December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,139,176	$2,224,662	$1,978,694	$2,039,790

Cost & Equity Method Investments

Our investments as of September 30, 2021 and December 31, 2020 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

7. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2021	2020
Senior secured credit facility:
Term loans, net of discounts of $10,699 and $18,181 at September 30, 2021 and December 31, 2020, respectively	$989,176	$1,228,694
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	—
Finance leases	22,166	17,467
	2,161,342	1,996,161
Less: current portion of long-term debt and finance leases	(6,944)	(17,561)
Less: deferred debt issuance costs	(39,132)	(45,934)
Total long-term debt	$2,115,266	$1,932,666

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

On March 18, 2021, the Company repaid $397.0 million of the outstanding Term Loans with the net proceeds received from the issuance of $400.0 million aggregate principal amount of 5.00% senior secured notes due 2028 (the “5.00% Senior Notes”), as described below.  The repayment of the Term Loans was applied to the remaining principal payments in direct order of maturity, thereby eliminating the required quarterly principal payments through the remaining term of the loan.  In connection with the repayment of the Term Loans, we recognized a loss on extinguishment of debt of $12.0 million during the nine months ended September 30, 2021.

On April 5, 2021, the Company, entered into a second amendment to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions. As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remains unchanged. In connection with entering into the Second Amendment, we recognized a loss of $5.1 million on the extinguishment of debt during the nine months ended September 30, 2021.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At September 30, 2021 and December 31, 2020, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $17.8 million were outstanding under our revolving credit facility as of September 30, 2021.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2021, $232.2 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.25% and 5.75% as of September 30, 2021 and December 31, 2020, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00. As of September 30, 2021, our consolidated first lien leverage ratio under the Credit Agreement was 4.09:1.00.  As of September 30, 2021, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of September 30, 2021, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

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

The following interest rate swaps were outstanding as of September 30, 2021:

	Notional
(In thousands)	Amount	2021 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	$(16,126)

Our interest rate swap agreements mature on July 31, 2023.

The following interest rate swaps were outstanding as of December 31, 2020:

	Notional
(In thousands)	Amount	2020 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(6,297)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(22,958)
Total Fair Values			$(29,255)

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

At least quarterly, the Company assesses whether the interest rate swaps are still expected to be highly effective over the remaining term of the hedging relationship. As a result of the refinancing of the Credit Agreement in April 2021, it was determined that certain critical terms of the interest rate swap agreements no longer match the terms of our variable rate debt due to the change in the LIBOR floor. The interest rate swap agreements were determined to still be highly effective as of September 30, 2021 based on retrospective and prospective assessments using regression analysis and the hypothetical derivative method.

As of September 30, 2021 and December 31, 2020, the total pre-tax unrealized loss related to our interest rate swap agreements included in AOCI was $(13.0) million and $(25.2) million, respectively.  From the balance in AOCI as of September 30, 2021, we expect to recognize a loss of approximately $7.2 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Unrealized gain (loss) recognized in AOCI, pretax	$(297)	$(721)	$121	$(18,254)
Deferred loss reclassified from AOCI to interest expense	$(2,803)	$(4,598)	$(12,085)	$(11,013)

9. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the quarter and nine months ended September 30, 2021, we entered into dark fiber IRU arrangements.  The arrangements did not have a material impact on our financial statements.  During the quarter and nine months ended September 30, 2020, we did not enter into any such arrangements.

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Restricted stock	$1,776	$1,299	$3,931	$3,429
Performance shares	1,441	964	3,229	2,058
Total	$3,217	$2,263	$7,160	$5,487

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2021, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $18.3 million and will be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes the RSA and PSA activity for the nine-month period ended September 30, 2021:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2020	833,973	$7.81	365,040	$11.06
Shares granted	941,748	$7.51	788,054	$6.31
Shares forfeited, cancelled or retired	(34,356)	$8.15	(38,880)	$8.44
Non-vested shares outstanding - September 30, 2021	1,741,365	$7.64	1,114,214	$7.78

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine-month period ended September 30, 2021:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2020	$(90,887)	$(18,531)	$(109,418)
Other comprehensive loss before reclassifications	—	90	90
Amounts reclassified from accumulated other comprehensive loss	848	8,933	9,781
Net current period other comprehensive income	848	9,023	9,871
Balance at September 30, 2021	$(90,039)	$(9,508)	$(99,547)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
(In thousands)	2021	2020	2021	2020	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit (cost)	$194	$(68)	$584	$(952)	(a)
Actuarial gain (loss)	(902)	544	(1,732)	520	(a)
	(708)	476	(1,148)	(432)	Total before tax
	184	(132)	300	105	Tax benefit
	$(524)	$344	$(848)	$(327)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$(2,803)	$(4,598)	$(12,085)	$(11,013)	Interest expense
	732	1,198	3,152	2,870	Tax benefit
	$(2,071)	$(3,400)	$(8,933)	$(8,143)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 11 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension benefit for our Pension Plans for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Interest cost	$5,707	$6,439	$17,068	$19,478
Expected return on plan assets	(9,221)	(8,616)	(27,747)	(25,907)
Net amortization loss	618	252	1,732	874
Net prior service cost amortization	31	31	92	92
Net periodic pension benefit	$(2,865)	$(1,894)	$(8,855)	$(5,463)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Service cost	$42	$103	$487	$619
Interest cost	620	680	1,934	2,449
Expected return on plan assets	(50)	(56)	(150)	(148)
Net amortization loss (gain)	284	(796)	—	(1,394)
Net prior service cost (credit) amortization	(225)	37	(676)	860
Net periodic post-retirement cost (benefit)	$671	$(32)	$1,595	$2,386

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $20.7 million to our Pension Plans and $8.8 million to our Post-retirement Plans in 2021.  As of September 30, 2021, we have contributed $16.1 million and $6.6 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

12. INCOME TAXES

Our unrecognized tax benefits as of September 30, 2021 and December 31, 2020 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of September 30, 2021 and December 31, 2020. We do not expect any material change in our unrecognized tax benefits during the remainder of 2021.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of September 30, 2021, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2017 through 2020. The periods subject to examination for our state returns are years 2017 through 2020.  In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company’s net operating loss carryovers from those prior years are utilized in the future. We are currently under examination by certain state taxing authorities. We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

For the quarter and nine months ended September 30, 2021, the Company has utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision.  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.  The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of the discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) small changes in the projected ordinary annual income would result in significant changes in the estimated annual effective rate.  The uncertainty in the estimated pretax earnings is driven by uncertainty in the date of regulatory approval and second closing date in connection with the Searchlight transaction.

Our effective tax rate was 1,047.9% and 23.9% for the quarters ended September 30, 2021 and 2020, respectively, and (4.4)% and 23.9% for the nine-month periods ended September 30, 2021 and 2020, respectively.  On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio (the “Ohio transaction”).  As a result, we recorded an increase to our current tax expense of $1.5 million related to the $5.7 million impairment loss of noncash goodwill that is not deductible for tax purposes. In addition, the investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes.  Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase to our current tax expense of $3.4 million and $34.3 million for the quarter and nine-month period ended September 30, 2021, respectively.  Exclusive of the discrete effective tax rate method and the discrete permanent income tax impact related to the Searchlight and Ohio transactions, our effective tax rate for the quarters ended September 30, 2021 and 2020 would have been approximately 24.8% and 23.9%, respectively, and approximately 24.8% and 23.9% for the nine-month periods ended September 30, 2021 and 2020, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to permanent income tax differences related to the Searchlight and Ohio transactions, recurring permanent tax differences, and differences in allocable income for the Company’s state tax filings.

As of September 30, 2021, the American Rescue Plan Act did not have a material impact on the Company's income tax positions. We will continue to evaluate the impact of enacted and future legislation.

13.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services, Inc. (“CCES”), have, at various times, received Assessment Notices and/or Audit Assessment Notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for the Pennsylvania Gross Receipts Tax, and have had audits performed for the tax years 2008 through 2018.  We filed Petitions for Reassessment with the DOR’s Board of Appeals contesting these audit assessments.  These cases remain pending and are in various stages of appeal.  We received notification that the DOR will be also be conducting audits for the tax years 2019 and 2020.

In May 2017, we entered into an agreement to guarantee any potential liabilities to the DOR up to $5.0 million. We believe that certain of the DOR’s findings regarding CCPA’s and CCES’s additional tax liabilities for the tax years 2008 through 2018, for which we have filed appeals, continue to lack merit. However, in 2019, CCPA and CCES finalized a settlement of the intrastate and interstate tax liabilities for the tax years 2008 through 2013, except for the 2010 CCPA appeals, bringing the appeals to a conclusion. The additional tax liabilities calculated by the DOR for these tax years for CCPA and CCES were approximately $3.4 million and $4.0 million, respectively.  The settlement resulted in a payment from us to the DOR of $2.1 million, including interest, which the Company previously reserved for.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements including the impact of the ongoing novel coronavirus (“COVID-19”) pandemic and our response to it.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2020 Annual Report on Form 10-K filed with the SEC and in Item 1A – “Risk Factors” of this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements.  Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 30, 2021 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers.  Commercial and carrier services represent the largest source of our operating revenues and are expected to be key growth areas in the future.  We are focused on expanding our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers.  We leverage our advanced fiber network and tailor our services for business customers by developing solutions to fit their specific needs.  Additionally, we are continuously enhancing our suite of managed and cloud services, which increases efficiency and enables greater scalability and reliability for businesses. We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

We market our residential services by leading with a competitive broadband service.  As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As of September 30, 2021, approximately 62% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 100 Mbps or greater. The majority of the homes in our northern New England service areas have availability to broadband speeds of 20 Mbps or less. As we continue to increase broadband speeds, we are also able to simultaneously expand the array of services and content offerings that the network provides.

Our investment in more competitive broadband speeds is critical to our long-term success. The strategic investment with Searchlight Capital Partners L.P. (“Searchlight”) combined with the refinancing of our capital structure, as described below, provides us additional capital to accelerate our fiber expansion plans and provide significant benefits to our consumer, commercial and carrier customers. With the strategic investment, we intend to enhance our fiber infrastructure and accelerate our investments in high-growth and competitive areas.  By leveraging our existing dense core fiber network and an accelerated build plan, we will be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities.  As part of our fiber expansion plan, we plan to upgrade approximately 1.6 million passings over five years across select service areas to enable multi-Gig capable services to these homes and small businesses including more than 1 million passings within our northern New England service areas. Our fiber build plan includes the upgrade of approximately 300,000 homes and small businesses in 2021. During the quarter and nine months ended September 30, 2021, we upgraded approximately 97,000 and 219,100 passings, respectively and added approximately 4,000 and 11,000 consumer fiber Gig-capable subscribers, respectively.

Our competitive broadband speeds enable us to meet the need for higher bandwidth from the growing consumer demand for streaming live programming or in-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their linear video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 14% as of September 30, 2021 compared to September 30, 2020.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content including services offered through our TV streaming partnerships.

Operating revenues also continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services and competition for these subscribers continues to increase.  Total voice connections decreased 7% as of September 30, 2021 compared to 2020.  Competition from wireless providers, Competitive Local Exchange Carriers and cable television providers has increased in recent years in the markets we serve.  We have been able to mitigate some of the access line losses through marketing initiatives and product offerings, such as our VoIP service.

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

In the second stage of the transaction, Searchlight will invest an additional $75.0 million and will be issued the Note, which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion.  The Note may be issued to Searchlight prior to the closing of the second stage of the transaction upon the occurrence of certain events.  The Note bears interest at 9.0% per annum from the date of the closing of the first stage of the transaction and is payable semi-annually in arrears.  Upon conversion of the Note, dividends on the preferred stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears.  In addition, following shareholder approval and the receipt of applicable regulatory approvals, the CPR will be convertible into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  Upon completion of both stages, the common stock and CPR issued to Searchlight will represent approximately 35% of the Company’s common stock on an as-converted basis.  The closing of the second stage of the transaction is subject to the receipt of FCC, certain state public utility commission regulatory and Hart-Scott-Rodino approvals and the satisfaction of certain other customary closing conditions.

We have received approval under the Hart-Scott-Rodino Act and we received approval from the Company’s shareholders on April 26, 2021.  On July 15, 2021, the Company received all required state public utility commission regulatory approvals necessary for the conversion of the CPR into 16.9% additional shares of the Company’s common stock. As a result, the CPR was converted into 17,870,012 shares of common stock as of such date, which were issued to Searchlight on July 16, 2021. These shares, together with the shares issued to Searchlight on October 2, 2020 in the first stage of the investment, constitute approximately 24.5% of the Company’s outstanding common stock.  We expect the closing of the second stage to be completed later this year, subject to the receipt of FCC approval and the satisfaction of certain other customary closing conditions. The strategic investment with Searchlight provides us a valued partner with significant experience deploying broadband infrastructure as we continue to execute our fiber-focused strategy and grow broadband services.

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

Divestiture

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC”), for approximately $26.0 million in cash, subject to a customary working capital adjustment.  CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and includes approximately 4,000 access lines and 3,900 data connections. The asset sale aligns with our strategic asset review and focus on our core broadband regions. As of September 30, 2021, the assets and liabilities to be disposed of were classified as held for sale in the condensed consolidated balance sheet and consisted primarily of allocated goodwill of $16.3 million and property, plant and equipment of $9.5 million. In connection with the classification as assets held for sale, we recognized an impairment loss of $5.7 million during the quarter and nine months ended September 30, 2021.  The transaction is expected to close in the first quarter of 2022 and is subject to customary closing conditions, including regulatory approvals.

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

While we have not seen a significant adverse impact to our financial results from COVID-19 to date, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict. Capital markets and the US economy have also been significantly impacted by the pandemic and an economic recession. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. Some of our suppliers may also experience disruption in the global supply chain as a result of the pandemic, which could delay or prevent our ability to purchase materials and equipment. If the pandemic worsens or new variants of the virus become more dominant and cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act included, among other things, the deferral of certain employer payroll tax payments and certain income tax law changes.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  The portion of the taxes deferred until 2021 were paid during the quarter ended September 30, 2021.  On March 11, 2021, the American Rescue Plan Act of 2021 was enacted and provides further economic relief to address the continued economic impact of COVID-19.  These Acts did not have a material impact on our consolidated financial statements and we will continue to monitor the impact of any effects from these Acts and other future legislation.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and nine months ended September 30, 2021 and 2020.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
(In millions, except for percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$91.1	$90.2	$0.9	1%	$272.2	$269.3	$2.9	1%
Voice services	42.6	45.3	(2.7)	(6)	130.4	136.8	(6.4)	(5)
Other	10.6	10.9	(0.3)	(3)	29.8	33.0	(3.2)	(10)
	144.3	146.4	(2.1)	(1)	432.4	439.1	(6.7)	(2)
Consumer:
Broadband (Data and VoIP)	68.6	67.1	1.5	2	202.4	196.8	5.6	3
Video services	16.1	18.5	(2.4)	(13)	49.7	56.8	(7.1)	(13)
Voice services	40.6	42.8	(2.2)	(5)	121.2	129.1	(7.9)	(6)
	125.3	128.4	(3.1)	(2)	373.3	382.7	(9.4)	(2)
Subsidies	17.3	18.1	(0.8)	(4)	52.1	54.6	(2.5)	(5)
Network access	29.9	32.0	(2.1)	(7)	92.6	94.0	(1.4)	(1)
Other products and services	1.8	2.2	(0.4)	(18)	13.4	7.5	5.9	79
Total operating revenues	318.6	327.1	(8.5)	(3)	963.8	977.9	(14.1)	(1)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	142.5	144.4	(1.9)	(1)	431.8	421.7	10.1	2
Selling, general and administrative costs	64.1	65.1	(1.0)	(2)	200.0	197.7	2.3	1
Loss on impairment of assets held for sale	5.7	—	5.7	100	5.7	—	5.7	100
Depreciation and amortization	73.8	80.2	(6.4)	(8)	225.5	244.0	(18.5)	(8)
Total operating expenses	286.1	289.7	(3.6)	(1)	863.0	863.4	(0.4)	(0)
Income from operations	32.5	37.4	(4.9)	(13)	100.8	114.5	(13.7)	(12)
Interest expense, net	(43.2)	(31.7)	11.5	36	(137.0)	(95.2)	41.8	44
Gain (loss) on extinguishment of debt	—	—	—	—	(17.1)	0.2	(17.3)	(8,650)
Change in fair value of contingent payment rights	(2.2)	—	(2.2)	100	(99.6)	—	(99.6)	100
Other income, net	13.4	13.4	—	—	36.3	38.5	(2.2)	(6)
Income tax expense	5.0	4.6	0.4	9	5.1	13.9	(8.8)	(63)
Net income (loss)	(4.5)	14.5	(19.0)	(131)	(121.7)	44.1	(165.8)	(376)
Net income attributable to noncontrolling interest	0.2	—	0.2	100	0.5	0.2	0.3	150
Net income (loss) attributable to common shareholders	$(4.7)	$14.5	$(19.2)	(132)	$(122.2)	$43.9	$(166.1)	(378)

Adjusted EBITDA (1)	$127.4	$132.2	$(4.8)	(4)%	$380.7	$396.9	$(16.2)	(4)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2021	2020	Change	% Change
Consumer customers	527,327	562,587	(35,260)	(6)%
Consumer data connections	390,661	407,659	(16,998)	(4)
Consumer voice connections	341,135	380,236	(39,101)	(10)
Video connections	66,971	77,854	(10,883)	(14)

Operating Revenues

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to business customers of all sizes, including many voice and data services over our advanced fiber network.  The services we offer include scalable high-speed broadband Internet access and VoIP phone services, which range from basic service plans to virtual hosted systems.  In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; private line data services; software defined wide area network (“SD-WAN”) and multi-protocol label switching.  Our networking services include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.  Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions.

Data and transport services revenues increased $0.9 million and $2.9 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to continued growth in Metro Ethernet and SD-WAN services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Voice services revenues decreased $2.7 million and $6.4 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to an 8% decline in access lines as commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet based voice services can offer.

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

Other services revenues decreased $0.3 million and $3.2 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due the expiration of our 9-1-1 service contract in Vermont as well as a decrease in pole attachment revenue.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.  CCiTV, which is a customizable, cloud-enabled video service, supports a wide variety of viewing habits and provides an app-based approach to video services.  Content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.

Broadband services revenues increased $1.5 million and $5.6 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 despite a decrease in data and VoIP connections of 4% and 16%, respectively, primarily as a result of price increases implemented during 2021 as well as growth in revenue for CCiTV, which was launched in additional markets during 2020.

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

Video services revenues decreased $2.4 million and $7.1 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to a 15% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $2.2 million and $7.9 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to a 10% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $0.8 million and $2.5 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to a reduction in state subsidies support. See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $2.1 million and $1.4 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to a decrease in the Federal Universal Service Fund Contribution Factor during the third quarter of 2021 as well as the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues.  We have entered into numerous Public Private Partnership agreements with several towns in New Hampshire to build new FTTP Internet networks.  The new town networks provide broadband speeds of up to 1 Gbps to residential and commercial customers.  Public Private Partnerships are a key component of Consolidated’s commitment to expand rural broadband access.

Other products and services revenues decreased $0.4 million during the quarter ended September 30, 2021 compared to the same period in 2020 primarily due to a decline in telephone directory advertising revenues.  Other products and services revenues increased $5.9 million during the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to revenue recognition of Public Private Partnership construction projects during 2021.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $1.9 million and increased $10.1 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.  Employee labor costs declined due to an increase in capitalized costs for the fiber network expansion in 2021 as well as a reduction in headcount. Video programming costs also decreased as a result of a decline in video connections. Contract labor costs and repair and maintenance expense also decreased as a result of operating efficiencies and a reduction in maintenance costs for utility poles.  However, access expense increased during the nine months ended September 30, 2021 related to fiber costs for the Public Private Partnership agreements, as described above. In addition, during the nine months ended September 30, 2021, we incurred access charges of $3.4 million related to the early termination of a contract obligation for fixed wireless services.  Required contributions to the Federal Universal Service Fund (“USF”) also increased in 2021 as a result of an increase in the annual funding rate.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $1.0 million and increased $2.3 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.  Property and real estate taxes decreased primarily due to property tax refunds and settlements received during the quarter and nine months ended September 30, 2021. However, advertising expense increased during the nine months ended September 30, 2021 from additional radio and television advertising to promote our new fiber broadband speeds.

Depreciation and Amortization

Depreciation and amortization expense decreased $6.4 million and $18.5 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to certain acquired assets becoming fully depreciated or amortized. Amortization expense declined for customer relationships, which are amortized under the accelerated method.  Depreciation expense also declined due to the sale of utility poles located in the state of New Hampshire in 2020.  These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to success-based capital projects for consumer and commercial services as well as the fiber network expansion and customer service improvements.

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

Our current annual support through the FCC’s Connect America Fund (“CAF”) Phase II funding is $48.1 million through 2021.  The specific obligations associated with CAF Phase II funding included the obligation to serve approximately 124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service with speeds of 10 Mbps downstream and 1 Mbps upstream; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the milestones for 2017 through 2020 for all states where it received funding.

We accepted CAF Phase II support in all of our operating states except Colorado and Kansas, where we declined the offered CAF Phase II support.  We continued to receive annual frozen CAF Phase I support of $1.0 million in Colorado and Kansas until April 2019, when the FCC CAF Phase II auction assigned support to another provider.

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

Consolidated won 246 census block groups serving in seven states. The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at a funding level of $5.9 million annually over 10 years. Consolidated filed its long form application with supporting documents on January 29, 2021 and received FCC approval on July 26, 2021. We are required to file our letter of credit and bankruptcy opinion letter by December 15, 2021. Funding will begin January 1, 2022 and go through December 31, 2031.

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

Our Texas Incumbent Local Exchange Carriers (“ILECs”) have historically received support from two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the High Cost Assistance Fund (“HCAF”).  In December 2020, the PUCT announced a TUSF funding shortfall and would be reducing all funded carriers support by 64% beginning January 15, 2021.  The Texas Telephone Association (“TTA”), which Consolidated is a member, and the Texas Statewide Telephone Cooperative, Inc. (“TSTCI”), filed a lawsuit seeking to overturn the PUCT decision as well as a temporary injunction on the funding reduction.  On June 7, 2021, the court ruled in favor of the PUCT.  The TTA and TSTCI filed a notice to appeal on July 2, 2021.  We filed our brief on September 18, 2021, along with a Motion to Expedite.  The defendant’s response was due October 21, 2021, unless the motion to expedite was granted.  The potential impact is a reduction in support of approximately $4.0 million annually.

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

American Rescue Plan Act (“ARPA”) Funding

President Biden signed the ARPA on March 11, 2021.  States have been allocated federal funds to be utilized for capital infrastructure, including broadband deployment, and are in various stages of implementation.  We are working with the states and municipalities to participate in this broadband grant program.

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

In February 2021, the FCC created the Emergency Broadband Benefit Program to help low income households stay connected during the COVID-19 pandemic by providing broadband service discounts for eligible households.  Consolidated is a participant in this program.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $11.5 million and $41.8 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. During the quarter and nine months ended September 30, 2021, we recognized interest expense, including amortized costs, of $10.9 million and $32.0 million, respectively, on the Note issued to Searchlight as part of the investment agreement entered into in October 2020.  Interest expense on our outstanding senior notes also increased during the quarter and nine months ended September 30, 2021 as part of the refinancing of our long-term debt as described in the “Liquidity and Capital Resources” section below.

Gain on Extinguishment of Debt

As described in the “Liquidity and Capital Resources” section below, we incurred a loss on the extinguishment of debt of $12.0 million in connection with the repayment of $397.0 million of outstanding term loans under our credit agreement during the nine months ended September 30, 2021. In addition, we recognized a loss of $5.1 million on the extinguishment of debt during the nine-month period ended September 30, 2021 related to the refinancing of our credit agreement in April 2021.

During the nine months ended September 30, 2020, we repurchased $4.5 million of the aggregate principal amount of our 6.50% Senior Notes due 2022 and recognized a gain on extinguishment of debt of $0.2 million in connection with the partial repurchase of the notes.

Change in Fair Value of Contingent Payment Rights

We are required to measure our contingent payment rights at fair value until they are converted into shares of the Company’s common stock.  During the quarter and nine months ended September 30, 2021, we recognized a loss of $2.2 million and $99.6 million, respectively, on the increase in the fair value of the contingent payment right issued to Searchlight.

Other Income

Other income decreased $2.2 million during the nine months ended September 30, 2021 compared to the same periods in 2020. Other income for the quarter ending September 30, 2021 was consistent with the same quarter in 2020. Investment income decreased $0.4 million and increased $0.8 million during the quarter and nine months ended September 30, 2021, respectively, from our wireless partnership interests.  Pension and post-retirement expense decreased $0.2 million and $4.1 million during the quarter and nine months ended September 30, 2021, respectively.  See Note 11 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.  However, during the nine months ended September 30, 2021, we recognized a loss of $3.6 million on the disposition of wireless spectrum licenses. During the nine months ended September 30, 2020, we recognized a gain of $3.7 million on the sale of our 39 GHz wireless spectrum licenses as part of the FCC’s efforts to reclaim broadcast TV spectrum for wireless use.

Income Taxes

For the quarter and nine months ended September 30, 2021, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision.  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of the discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) small changes in the projected ordinary annual income would result in significant changes in the estimated annual effective rate. The uncertainty in the estimated pretax earnings is driven by uncertainty in the date of regulatory approval and second closing date in connection with the Searchlight transaction.

Income taxes increased $0.4 million and decreased $8.8 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Our effective tax rate was 1,047.9% and 23.9% for the quarters ended September 30, 2021 and 2020, respectively, and (4.4)% and 23.9% for the nine-month periods ended September 30, 2021 and 2020, respectively. On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio (the “Ohio transaction”).  As a result, we recorded an increase to our current tax expense of $1.5 million related to the $5.7 million impairment loss of noncash goodwill that is not deductible for tax purposes. In addition, the investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes.  Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase to our current tax expense of $3.4 million and $34.3 million for the quarter and nine-month period ended September 30, 2021, respectively. Exclusive of the discrete effective tax rate method and the discrete permanent income tax impact related to the Searchlight and Ohio transactions, our effective tax rate for the quarters ended September 30, 2021 and 2020 would have been approximately 24.8% and 23.9%, respectively, and approximately 24.8% and 23.9% for the nine-month periods ended September 30, 2021 and 2020, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to permanent income tax differences related to the Searchlight and Ohio transactions, recurring permanent tax differences, and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and nine months ended September 30, 2021 and 2020:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, unaudited)	2021	2020	2021	2020
Net income (loss)	$(4,481)	$14,582	$(121,653)	$44,140
Add (subtract):
Interest expense, net of interest income	43,176	31,661	137,022	95,215
Income tax expense	4,953	4,576	5,066	13,892
Depreciation and amortization	73,765	80,220	225,455	244,024
EBITDA	117,413	131,039	245,890	397,271

Adjustments to EBITDA:
Other, net (1)	(12,308)	(13,412)	(27,950)	(37,656)
Investment distributions (2)	11,127	12,350	33,160	32,046
(Gain) loss on extinguishment of debt	—	—	17,101	(234)
Loss on impairment	5,704	—	5,704	—
Change in fair value of contingent payment rights	2,205	—	99,619	—
Non-cash, stock-based compensation	3,217	2,263	7,160	5,487
Adjusted EBITDA	$127,358	$132,240	$380,684	$396,914

(1)	Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

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

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$295,979	$297,350
Investing activities	(493,127)	(144,812)
Financing activities	140,269	(65,214)
Change in cash and cash equivalents	$(56,879)	$87,324

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $296.0 million during the nine-month period ended September 30, 2021, a decrease of $1.4 million compared to the same period in 2020. The change is primarily due to improvements in working capital and the timing of expenditures and cash receipts. In addition, cash contributions to our defined benefit pension plan decreased $3.9 million during the nine-month period ended September 30, 2021 compared to the same period in 2020. However, in response to the potential impacts of the COVID-19 pandemic in 2020, we deferred certain employer payroll tax payments under the CARES Act. The portion of the taxes deferred until 2021 of approximately $6.0 million were paid during the nine months ended September 30, 2021.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $493.1 million during the nine-month period ended September 30, 2021 and consisted primarily of cash used for capital expenditures and the purchase of short-term investments.  Capital expenditures continue to be our primary recurring investing activity and were $339.5 million and $152.2 million during the nine-month periods ended September 30, 2021 and 2020, respectively.  Capital expenditures for 2021 are expected to be $440.0 million to $460.0 million, which will be used to support success-based capital projects for commercial, carrier and consumer initiatives and for our planned fiber projects and broadband network expansion, which will include the upgrade in 2021 of more than 300,000 passings with multi-Gig data speeds.  We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

During the nine months ended September 30, 2021, we purchased $155.0 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months.

Cash proceeds from the sale of assets decreased $6.8 million during the nine-month period ended September 30, 2021.  During the nine months ended September 30, 2020, we received cash proceeds of $3.7 million on the sale of our 39 GHz wireless spectrum licenses.

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

On March 18, 2021, the Company repaid $397.0 million of the outstanding Term Loans with the net proceeds received from the issuance of $400.0 million aggregate principal amount of 5.00% senior secured notes due 2028 (the “5.00% Senior Notes”), as described below.  The repayment of the Term Loans was applied to the remaining principal payments in direct order of maturity, thereby eliminating the required quarterly principal payments through the remaining term of the loan.  In connection with the repayment of the Term Loans, we recognized a loss on extinguishment of debt of $12.0 million during the nine months ended September 30, 2021.

On April 5, 2021, the Company, entered into a second amendment to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions.  As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remains unchanged. In connection with entering into the Second Amendment, we recognized a loss of $5.1 million on the extinguishment of debt during the nine months ended September 30, 2021.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At September 30, 2021 and December 31, 2020, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $17.8 million were outstanding under our revolving credit facility as of September 30, 2021.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2021, $232.2 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.25% and 5.75% as of September 30, 2021 and December 31, 2020, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00. As of September 30, 2021, our consolidated first lien leverage ratio under the Credit Agreement was 4.09:1.00.  As of September 30, 2021, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of September 30, 2021, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Repurchase of Senior Notes due 2022

During the nine months ended September 30, 2020, we repurchased $4.5 million of the aggregate principal amount of our then outstanding 6.50% Senior Notes due in October 2022 (the “2022 Notes”) for $4.2 million and recognized a gain on extinguishment of debt of $0.2 million.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2021 and 2040.  As of September 30, 2021, the present value of the minimum remaining lease commitments was approximately $22.2 million, of which $6.9 million was due and payable within the next twelve months. The leases require total remaining rental payments of $25.1 million as of September 30, 2021.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2021	2020
Cash and cash equivalents and short-term investments	$253,645	$155,561
Working capital	150,106	70,191
Current ratio	1.47	1.26

Our net working capital improved $79.9 million as of September 30, 2021 compared to December 31, 2020 primarily as a result of an increase in cash, cash equivalents and short-term investments of $98.1 million. As described above, on January 15, 2021, we borrowed an additional $150.0 million aggregate principal amount of incremental term loans under our Credit Agreement. Working capital also improved from a decline in the current portion of long-term debt and finance lease obligations of $10.6 million as a result of the prepayment in March 2021 of $397.0 million of the outstanding Term Loans, which eliminated the required quarterly principal payments through the remaining term of the loan.  At September 30, 2021, working capital also included assets classified as held for sale of $25.9 million related to the pending sale of substantially all of the assets of our ILEC business located in Ohio.  However, working capital was reduced by an increase in accounts payable of $22.6 million at September 30, 2021 related to the timing of expenditures. Accrued interest also increased $31.4 million at September 30, 2021 related to the timing on the semi-annual interest payments for our Senior Notes.

Our most significant use of funds for the remainder of 2021 is expected to be for: (i) interest payments on our indebtedness of between $46.0 million and $51.0 million; and (ii) capital expenditures of between $100.0 million and $120.0 million.  The recent refinancing of our capital structure combined with the Searchlight investment provides us the capital and financial flexibility to fund our accelerated fiber network expansion and growth plans.  In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of September 30, 2021, we had approximately $6.4 million of these bonds outstanding.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans. We estimate the long-term rate of return on assets will be 6.00%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets. COVID-19 has also impacted the financial markets, which could significantly impact the returns on our plan assets.  If the financial markets experience a sustained downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

In 2021, we expect to make contributions totaling approximately $20.7 million to our Pension Plans and $8.8 million to our other post-retirement benefit plans. As of September 30, 2021, we have contributed $16.1 million and $6.6 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws.

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

As of September 30, 2021, the majority of our variable rate debt was subject to a 0.75% London Interbank Offered Rate (“LIBOR”) floor.  Based on our variable rate debt outstanding as of September 30, 2021, a 1.00% increase in market interest rates would increase annual interest expense by approximately $1.7 million. A 1.00% decrease in current interest rates would not impact annual interest expense on our variable rate debt due to the 0.75% LIBOR floor.

As of September 30, 2021, the fair value of our interest rate swap agreements amounted to a net liability of $16.1 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $13.0 million as of September 30, 2021.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2021.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

October 29, 2021	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

October 29, 2021	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)