Form 10-K
period 2021-12-31
Consolidated Communications Holdings, Inc.
filed 2022-03-07
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

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

Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $639,629,085 based on the closing price as reported on the NASDAQ Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 28, 2022, the registrant had 113,612,846 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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

Item 1. Business.

Consolidated Communications Holdings, Inc. is a Delaware holding company with operating subsidiaries that provide a wide range of communication solutions to consumer, commercial and carrier channels across a service area in over 20 states.  We were founded in 1894 as the Mattoon Telephone Company.  After several acquisitions, the Mattoon Telephone Company was incorporated as the Illinois Consolidated Telephone Company in 1924.  We were incorporated under the laws of Delaware in 2002, and through our predecessors, we have been providing communication services in many of the communities we serve for more than 125 years.

In addition to our focus on organic growth in our commercial and carrier channels, we have achieved business growth and diversification of revenue and cash flow streams that have created a strong platform for future growth through our acquisitions over the last 15 years.  Through this strategic expansion, we have positioned our business to provide competitive services in rural, suburban and metropolitan markets spanning the country. Marking a pivotal moment for Consolidated, in 2020, we entered into a strategic investment with an affiliate of Searchlight Capital Partners L.P. (“Searchlight”). We also completed a global debt refinancing concurrently with the strategic investment, which in combination provides us with greater flexibility to support our fiber expansion and growth plans.  The strategic investment offered an immediate capital infusion, delivering significant benefits to the customers and communities we serve, and creating a stronger and more resilient company that is well-positioned to further expand and grow broadband services to meet ever-evolving customer needs.

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

Description of Our Business

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers by leveraging our advanced fiber network, which spans approximately 52,400 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections. Consolidated is dedicated to turning technology into solutions, connecting people and enriching how our customers work and live.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers. As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product. Our investment in more competitive broadband speeds is critical to our long-term success.  With the initial investment from Searchlight and the concurrent debt refinancing in 2020, we are able to immediately begin the investment in our network to upgrade over five years approximately 1.6 million residential and small business premises to fiber-to-the-home/premise (“FTTP”) enabling multi-Gig symmetrical speeds. The fiber network investments will be made across seven states, including more than 1 million passings within our northern New England service areas. In 2021, we upgraded approximately 330,000 homes and small businesses and launched Fidium Fiber, our new consumer product. We plan to upgrade an additional 400,000 in 2022 and further expand Fidium Fiber in additional regions. By leveraging our existing dense core fiber network and an accelerated build plan, we will be able to significantly increase broadband speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities. As we invest in network upgrades, we believe we will see stable-to-improved trends in revenue growth and increased broadband penetration. We believe these fiber investments will help us future-proof our network and facilitate the continued transformation of Consolidated into a leading super-regional fiber communications service provider.

Searchlight is a strategic partner in our execution of this investment and brings a differentiated perspective to our broadband-first strategy. They are an experienced broadband and fiber infrastructure investor and they bring significant experience investing in FTTP and broadband expansion. Through our partnership with Searchlight, we will pursue targeted investments in our business and future growth opportunities as we transform our company into a leading broadband and solutions provider and create long-term value for our investors, customers and employees.

A discussion of factors potentially affecting our operations is set forth in Part I – Item 1A – “Risk Factors”, which is incorporated herein by reference.

Recent Business Developments

On December 7, 2021, we closed on the second stage of the investment agreement (the “Investment Agreement”) entered into in September 2020 with Searchlight, a global private equity firm.  In connection with the Investment Agreement, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company in exchange for a combination of the Company’s Series A perpetual preferred stock and approximately 35% of the Company’s outstanding common stock.  The investment commitment was structured in two stages, with the initial investment of $350.0 million occurring in October 2020 in conjunction with the Company’s global refinancing. In the second stage, upon receipt of Federal Communications Commission (“FCC”) and Hart Scott Rodino approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million on December 7, 2021. We believe that our strategic investment with Searchlight will enable us to accelerate our growth plan, expand our fiber infrastructure and invest in high-growth and competitive areas of our business.  See Note 4 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a more detailed discussion of this transaction.

Sources of Revenue

The following tables summarize our sources of revenue and key operating statistics for the last three fiscal years:

	2021		2020		2019
		% of		% of		% of
(In millions, except for percentages)	$	Revenues	$	Revenues	$	Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$362.3	28.3%	$362.1	27.8%	$355.3	26.6%
Voice services	171.8	13.4	181.7	13.9	188.3	14.1
Other	41.6	3.2	45.1	3.5	52.9	4.0
	575.7	44.9	588.9	45.2	596.5	44.6
Consumer:
Broadband (Data and VoIP)	269.3	21.0	263.1	20.1	257.1	19.2
Video services	65.1	5.1	74.3	5.7	81.4	6.1
Voice services	160.7	12.5	170.5	13.1	180.8	13.5
	495.1	38.6	507.9	38.9	519.3	38.9

Subsidies	69.8	5.4	72.0	5.5	72.4	5.4
Network access	120.5	9.4	125.3	9.6	138.1	10.3
Other products and services	21.1	1.6	9.9	0.8	10.2	0.8
Total operating revenues	$1,282.2	100.0%	$1,304.0	100.0%	$1,336.5	100.0%

Key Operating Statistics

	As of December 31,
	2021	2020	2019
Consumer customers	516,949	554,763	582,818
Consumer data connections	384,564	401,357	417,410
Consumer voice connections	328,849	370,660	404,943
Video connections	63,447	76,041	84,171

The telecommunications industry continues to incur increased competition as a result of technology changes, new and emerging providers, and legislative and regulatory developments. Our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product.  We expect our broadband services revenue to continue to grow as we make increased investments in our fiber infrastructure and the consumer demands for data-based services and faster speeds increase. In addition, we continue to focus on commercial growth opportunities and are continually expanding our commercial product offerings for small, medium and large businesses to capitalize on industry technological advances. The expected growth in fiber broadband services will mitigate, in part, the anticipated reduction in the subsidies we receive and declines in traditional voice services impacted by the ongoing industry-wide reduction in access lines.

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication solutions to commercial customers of all sizes, including voice and data services over our advanced fiber network. The services we offer include scalable high-speed broadband Internet access and Voice over Internet Protocol (“VoIP”) phone services, which range from basic service plans to virtual hosted systems. Our hosted VoIP package utilizes soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system. The package bundles local service, calling features, Internet protocol (“IP”) business telephones and unified messaging, which integrates multiple messaging technologies into a single system and allows the customer to receive and listen to voice messages through email.

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; private line data services; software defined wide area network (“SD-WAN”), a software-based network technology that provides a simplified management and automation of wide area network (“WAN”) connections; multi-protocol label switching (“MPLS”). Our networking services include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  We offer a suite of cloud-

based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.

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

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 911 service revenues. We are a full service 911 provider and have installed and maintained two turn-key, state of the art statewide next-generation emergency 911 systems. These systems, located in Maine and Vermont, have processed several million calls relying on the caller's location information for routing. As of October 29, 2020, we were no longer the 911 service provider in Vermont.  Next-generation emergency 911 systems are an improvement over traditional 911 and are expected to provide the foundation to handle future communication modes such as texting and video.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products. We offer high-speed Internet access at speeds of up to 1 Gbps, depending on the network facilities that are available, the level of service selected and the location.  Our data service plans also include wireless internet access, email and internet security and protection. Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line. We offer multiple voice service plans with customizable calling features and voicemail including voicemail to email options. CCiTV, which is a customizable, cloud-enabled video service available in certain markets, supports a wide variety of viewing habits and provides an app-based approach to video services. The content can be delivered in high-definition quality to a big-screen TV, as well as to tablets and mobile devices.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video on-demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any television in the home, record multiple shows simultaneously and utilize an intuitive on-screen guide and user interface.  Our TV Everywhere service available in certain markets, allows our video subscribers to watch their favorite shows, movies and livestreams on any device.  In addition, we offer several on-demand streaming TV services, which provide endless entertainment options.

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

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues such as revenue from our Public Private Partnership arrangements.  We have entered into numerous Public Private Partnership agreements with several towns in New Hampshire to build new FTTP Internet networks.  The new town networks provide broadband speeds of up to 1 Gbps to residential and commercial customers.  Public Private Partnerships are a key component of Consolidated’s commitment to expand rural broadband access.

No one customer accounted for more than 10% of our consolidated operating revenues during the years ended December 31, 2021, 2020 and 2019.

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

For the years ended December 31, 2021, 2020 and 2019, we recognized income of $41.8 million, $40.7 million and $37.7 million, respectively, and received cash distributions of $43.0 million, $41.5 million and $35.8 million, respectively, from these wireless partnerships.

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

We operate advanced fiber networks which we own or have entered into long-term leases for fiber network access.  At December 31, 2021, our fiber-optic network consisted of over 52,400 route-miles, which includes approximately 11,910 miles of FTTP deployments, approximately 21,350 route miles of fiber located in the northern New England area, approximately 3,910 miles of fiber network in Minnesota and surrounding areas, approximately 4,650 miles of fiber network in Texas including an expansion into the greater Dallas/Fort Worth market, approximately 1,740 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 2,290 miles of fiber network in Illinois, approximately 1,150 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area and approximately 1,120 route-miles of fiber optic facilities in Kansas City that service the greater Kansas City area, including both Kansas and Missouri.  Our remaining network includes approximately 4,280 route-miles spanning across various states including portions of Alabama, Colorado, Florida, Georgia, Massachusetts, New York, Ohio, Pennsylvania and Washington.

As of December 31, 2021, we passed more than 2.7 million homes and have direct fiber connections to 14,981 on-net commercial building locations. We intend to continue to make strategic enhancements to our network including improvements in overall network reliability and increases to our broadband speeds.  We offer data speeds of up to 1 Gbps in select markets, and up to 100 Mbps in markets where 1 Gbps is not yet available, depending on the geographical region.  As part of the strategic investment and partnership with Searchlight, we plan to accelerate our fiber build plan and extend fiber coverage enabling multi-Gig data speeds to over 70% of our passings by 2025. The upgrades will be made primarily across seven states including more than 1 million passings within the northern New England service areas to significantly enhance our broadband speeds. Further network investments will enable us to continue to meet consumer demand for faster broadband speeds, symmetrical broadband and more bandwidth consumption as well as more effectively serve our commercial customers.

Through our extensive fiber network, we also expect to be able to support the increased demand on wireless carriers for high-capacity transport services.  In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites.  As of December 31, 2021, we had 3,628 cell sites in service and an additional 153 future sites pending completion.

Sales and Marketing

The key components of our overall marketing strategy include:

●	Organizing our sales and marketing activities around our three customer channels: consumer, commercial and carrier customers;

●	Positioning ourselves as a single point of contact for our customers’ communications needs;

●Providing customers with a broad array of data, voice and communication solutions;

●	Identifying and broadening our commercial customer needs by developing solutions and providing integrated service offerings;

●	Offering digital self-service tools and apps including an enhanced website, automated consumer online orders, appointment reminders, robust Wifi apps, user guides and troubleshooting tools and videos;

●	Providing excellent customer service, including 24/7 centralized customer support to coordinate installation of new services, repair and maintenance functions and creating more self-service tools through our online customer portal;

●	Developing and delivering new services to meet evolving customer needs and market demands; and

●	Leveraging our local presence and strong reputation across our market areas.

We currently offer our services through customer service call centers, our website, commissioned sales representatives and third-party sales agents.  Our customer service call centers and dedicated sales teams serve as the primary sales channels for consumer, commercial and carrier services.  Our sales efforts are supported by digital media, direct mail, bill inserts, radio, television and internet advertising, public relations activities, community events and customer promotions. We sell our Gigabit consumer fiber broadband service using the brand known as Fidium Fiber, which was launched in November 2021 in select markets.

In addition to our customer service call centers, customers can contact us through our website, online chat and social media channels.  Our online customer portal enables customers to pay their bills, manage their accounts, order new services and utilize self-service help and support. Our priority is to continue enhancing our comprehensive customer care system in order to produce a high level of customer satisfaction and loyalty, which is important to our ability to reduce churn and generate recurring revenues.

Business Strategies

Transform our Company into a dominant fiber, gigabit broadband provider

In 2020, in connection with the Searchlight investment, we announced plans to upgrade and expand our fiber network through a five-year build plan with construction beginning in early 2021. The build plan will include the upgrade of approximately 1.6 million passings to fiber enabling multi Gigabit-capable services to over 70% of our passings by 2025. In 2021, we built fiber to approximately 330,000 homes and small businesses enabling faster broadband speeds and in 2022, we plan to upgrade an additional 400,000 locations. This marks the biggest fiber deployment project in our Company’s history. Our strategy, supported by the Searchlight investment, is to meaningfully upgrade our residential and small business network in those service territories with a predominantly copper-based infrastructure to a FTTP network.  Of the planned upgrades, we expect that more than 1 million passings will be upgraded within the northern New England service areas.  We believe that the upgraded network will be capable of providing up to 10 Gbps of symmetrical broadband, which we believe will make us the only broadband provider in these markets capable of delivering 10 Gbps symmetrical broadband to consumers. In addition to best-in-class upload and download speeds, we believe the resulting network will offer better reliability, improved speed consistency, and a lower operating cost relative to competing broadband network technologies.  Given these benefits, we believe that our fiber deployment strategy will allow us to realize meaningful improvements in average revenue per user (“ARPU”), broadband subscriber penetration and customer retention.

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

Improve the overall customer experience

We continue to evaluate our operations in order to improve and enhance the overall customer experience for all customers. In conjunction with the five-year fiber build plan, we also expect to make significant investments in our back-office infrastructure. We expect our full transformation to occur over a multi-year period. Our planned enhancements include an improved customer portal where customers can manage all aspects of their service. We plan to launch expanded e-commerce, omnichannel customer service and self-service capabilities for all customer groups. We believe that our digital transformation projects will improve our order and install processes making the transition to our services more seamless than ever. Our sales process is also being redesigned in order to provide personalized sales channels and a dedicated care team for our fiber customers. We have a culture of delivering the highest quality customer service experience possible and plan to continue to make investments in our platforms in order to create a truly differentiated customer experience.

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

We continue to face competition from cable, wireless and other fiber data providers as the demand for substitute communication services, such as wireless phones and data devices, continues to increase.  Customers are increasingly foregoing traditional telephone services and land-based Internet service and relying exclusively on wireless service.  Wireless companies are aggressively developing networks using next-generation data technologies, including 4G and 5G, in order to provide increasingly faster data speeds to their customers. Broadband-deployment funding initiatives from federal and state agencies, including federal infrastructure legislation enacted in 2021, may also result in other service providers deploying new subsidized fiber networks within our service territories. In addition, the expanded availability for free or lower cost services, such as video over the Internet, complimentary Wi-Fi service and other streaming devices has increased competition among other providers.  In order to offer competitive services, we continue to invest in our network and business operations in order to offer new and enhanced services including faster broadband speeds and cloud-enabled services.

In our rural markets, services are more costly to provide than services in urban areas as a lower customer density necessitates higher capital expenditures on a per-customer basis.  As a result, it may not be economically viable for new entrants to overlap existing networks in rural territories; however, federal and state funding initiatives may enable new entrants to deploy new subsidized networks in our rural markets.  Despite the barriers to entry, rural telephone companies still face significant competition from wireless and video providers and, to a lesser extent, competitive telephone companies.

Our other lines of business are subject to substantial competition from local, regional and national competitors.  In particular, our wholesale and transport business serves other interexchange carriers and we compete with a variety of service providers including incumbent and competitive local telephone companies and other fiber data companies. These services are subject to additional competitive pressures from the development of new technologies, which may result in price compression as customers migrate from legacy data products to lower priced alternatives.  For our business systems products, we compete with other equipment providers or value added resellers, network providers, incumbent and competitive local telephone companies, and with cloud and data hosting service providers.

We expect that competition across all of our customer channels will continue to intensify as new technologies develop and new competition emerges.

Human Capital Resources

As of December 31, 2021, we employed approximately 3,200 employees, including part-time employees.  We also use temporary employees in the normal course of our business.  Approximately 48% of our employees were covered by collective bargaining agreements as of December 31, 2021.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – Risk Factors – “Risks Relating to Our Business”.

Compensation and Benefits

Our employees are the cornerstone of our success.  We are committed to providing meaningful, challenging work and opportunities for professional growth in a positive environment. To attract and retain qualified and experienced employees, we offer competitive compensation and benefit packages, which we believe are competitive within the industry and the local markets in which we operate. Our benefit packages may include, among other items, incentive compensation based on the achievement of financial targets, healthcare and insurance benefits, health savings and flexible spending accounts, a 401(k) savings plan with an employer match, paid time off, and wellness and employee assistance programs. Additionally, for certain eligible directors and employees, we provide long-term incentive compensation, in the form of restricted stock awards. In addition, we are committed to providing employees continuing education and training programs in order for employees to achieve career goals and professional growth.

Diversity and Inclusion

We embrace diversity and inclusion and seek to hire and retain high-quality employees of all backgrounds and experiences. Honoring our employees as individuals is key to our culture. We believe diversity of backgrounds contributes to different ideas, which in turn drives better results for customers. We respect differences and diversity as qualities that enhance our efforts as a team and believe embracing diversity and a culture of inclusion makes our company a better place to work. We believe in and support the principles incorporated in all anti-discrimination and equal employment laws. In 2021, we offered leadership Diversity, Equity and Inclusion (“DEI”) training to senior leaders across the Company and formed a new DEI Council which is meeting regularly in 2022 and outlining the roadmap and goals for our Company’s DEI journey.

Safety, Health and Security

We also strive to create and provide a safe, healthful and secure workplace that is free from discrimination or harassment. Our workplace policies and procedures protect against behavior that creates an offensive, hostile, or intimidating work environment. Safety is top priority and we have a strong, ongoing commitment to ensure employees are properly trained and have appropriate safety and emergency equipment. In 2020, in response to the COVID-19 pandemic, we implemented safety protocols and procedures to protect our employees, customers and business partners. These procedures included transitioning as many employees as possible to remote work-from-home arrangements, providing additional safety training and personal protective equipment for customer and business partner-facing employees, and complying with social distancing and other health and safety measures as required by federal, state and local governmental agencies.

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

Access Charges

On November 18, 2011, the FCC released its comprehensive order on inter-carrier compensation (“ICC”) and universal service reform.  Intrastate network access charges are regulated by state commissions.  The FCC order on ICC and universal service reform required terminating state access charges to mirror terminating interstate access charges, and as of July 1, 2013, all terminating switched intrastate access charges mirror interstate access charges.

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

Promotion of Universal Service

In general, telecommunications service in rural areas is costlier to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from federal and certain states’ USFs totaled $69.7 million, $72.0 million and $72.4 million in 2021, 2020 and 2019, respectively.

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

Our annual support through the FCC’s CAF Phase II funding was $48.1 million through 2021 as described below.  The specific obligations associated with CAF Phase II funding included the obligation to serve approximately 124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service with speeds of 10 Mbps downstream and 1 Mbps upstream; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the buildout milestones and performance metrics requirements for 2017 through 2020 for all states where it received funding.

We accepted CAF Phase II support in all of our operating states except Colorado and Kansas where we declined the offered CAF Phase II support.  We continued to receive annual frozen CAF Phase I support of $1.0 million in Colorado and Kansas until April 2019, when the FCC CAF Phase II auction assigned support to another provider.

In April 2019, the FCC announced plans for the Rural Digital Opportunity Fund (“RDOF”), the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America.  The FCC issued a Notice of Proposed Rulemaking at their August 2019 Open Commission Meeting.  The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers.  Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years.  The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream. CAF Phase II funding was extended through December 31, 2021 for price cap holding companies.  The FCC issued the final census block groups with locations and reserve price. We filed the RDOF short form application on July 14, 2020 and were listed as a qualified bidder by the FCC on October 13, 2020 and participated in the auction.  The auction began on October 29, 2020 and ended on November 24, 2020. Consolidated won 246 census block groups serving in seven states. The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at a funding level of $5.9 million, which will result in a reduction of approximately $42.2 million in annual support beginning January 1, 2022 through December 31, 2031. Consolidated filed its long form application with supporting documents on January 29, 2021 and received final FCC approval on December 14, 2021.

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

Coronavirus Aid, Relief, and Economic Security Act Funding

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

American Rescue Plan Act Funding

President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) on March 11, 2021.  States have been allocated federal funds to be utilized for capital infrastructure, including broadband deployment, and are in various stages of implementation.  We are working with the states and municipalities, in which we operate, to participate in this broadband grant program.

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

In February 2021, the FCC created the Emergency Broadband Benefit Program (“EBB”), a temporary program to help low income households stay connected during the COVID-19 pandemic by providing broadband service discounts for eligible households.  Consolidated is a participant in this program.  The EBB ended on December 31, 2021.  EBB recipients fully enrolled as of December 31, 2021 automatically continued to receive their current monthly benefit until March 1, 2022 when the Affordable Connectivity Program took its place.

Affordable Connectivity Program

The Affordable Connectivity Program (“ACP”) is a permanent broadband affordability program set up to replace the EBB.  The ACP program helps ensure that households can afford the broadband they need for work, school, healthcare and more.  The benefit provides a discount of up to $30 per month toward internet service for eligible households and up to $75 per month for households on qualifying Tribal lands.  Eligible households can also receive a one-time discount of up to $100 to purchase a laptop, desktop computer, or tablet from participating providers if they contribute more than $10 and less than $50 toward the purchase price.  The ACP is limited to one monthly service discount and one device discount per household.  The program begins funding March 1, 2022.  Consolidated will be participating in this program.

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (“Infrastructure Act”) passed on March 31, 2021 included $65.0 billion toward broadband.  The broadband internet portion of the Infrastructure Act is aimed at increasing internet coverage for more universal access, including for rural, low-income, and tribal communities.  65% of this funding is set aside specifically for underserved communities.  Additionally, this measure is designed to help make internet access more affordable and increase digital literacy.

The Infrastructure Act set aside $42.5 billion for Broadband Equity, Access and Deployment grants.  The National Telecommunications and Information Administration administers the grant program and is in the process of soliciting comments before issuing final rules.

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

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service.  In addition, consumers’ options for viewing television shows have expanded as content becomes increasingly available through alternative sources.  Some providers, including television and cable television content owners, have initiated Over-The-Top (“OTT”) services that deliver video content to televisions, computers and other devices over the Internet.  OTT services can include episodes of highly-rated television series in their current broadcast seasons.  They can also include original content and broadcast or sports content similar to those that we carry, but that is distinct and exclusively available through the alternative source.  Consumers can pursue each of these options without foregoing any of the other options.  We may not be able to successfully anticipate and respond to many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

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

Public health threats, such as the recent outbreak of COVID-19, could have a material adverse effect on our business, results of operations, cash flows and stock price.  We may face risks associated with public health threats or outbreaks of epidemic, pandemic or communicable diseases, such as the outbreak of the coronavirus (“COVID-19”) and its variants.  The COVID-19 pandemic has in the short-term and may in the long-term adversely impact the global economy, financial markets and supply chains and has resulted in increased unemployment levels.  The outbreak has resulted in federal, state and local governments implementing mitigation measures, including shelter-in-place orders, travel restrictions, limitations on business, school closures, vaccination and testing requirements and other measures. Governments have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

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

We cannot reasonably estimate at this time the resulting future financial impact of COVID-19 on our business, but the prolonged effect of it could have a material adverse effect to our results of operations, financial condition and liquidity.  The extent to which the COVID-19 pandemic may adversely impact our business, results of operations, financial condition and liquidity will depend on future developments, which are highly uncertain and unpredictable, including the severity and duration of the outbreak, current and new variants of COVID-19, the availability and distribution of effective treatments and vaccines, the effectiveness of actions taken to contain or mitigate its effects and any resulting economic downturn, recession or depression in the markets we serve.

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

In 2021, 2020 and 2019, we received cash distributions from these partnerships of $43.0 million, $41.5 million and $35.8 million, respectively.  The cash distributions we receive from these partnerships are based on our percentage of ownership, the partnerships’ operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.  We cannot control the timing, amount or certainty of any future cash distributions from these partnerships.  If cash distributions from these partnerships are reduced or eliminated, our results of operations could be adversely affected, and as a result, our ability to fulfill our long-term obligations may be restricted.

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured.  A significant portion of our revenues come from network access and subsidies.  An order adopted by the FCC in 2011 (the “Order”) significantly impacted the amount of support revenue we receive from the Universal Service Fund (“USF”), Connect America Fund (“CAF”) and intercarrier compensation (“ICC”).  The Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the USF and redirected support from voice services to broadband services.  In 2012, CAF funding was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  In 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund, the next phase of the CAF program, which will result in a reduction of approximately $42.2 million in the annual support we receive beginning January 1, 2022.  See Part I – Item 1 – “Regulatory Environment” above for statistics of current CAF funding levels.

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

We may be unable to obtain necessary hardware, software and operational support from third-party vendors.  We depend on third-party vendors to supply us with a significant amount of hardware, software and operational support necessary to provide certain of our services, to maintain, upgrade and enhance our network facilities and operations, and to support our information and billing systems. Some of our third-party vendors are our primary source of supply for certain products and services for which there are few substitutes. The global supply chains have been and may continue to be impacted by the COVID-19 pandemic, which has caused a delay in the development, manufacturing and shipping of products and in some cases an increase in product costs. If any of these vendors should experience financial difficulties, experience supply chain issues, have demand that exceeds their capacity or can no longer meet our specifications or provide products or services we need or at reasonable prices, our ability to provide some services may be hindered, in which case our business, financial condition and results of operations may be adversely affected.

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

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements timely, we could experience work stoppages or other labor actions that could materially disrupt our business of providing services to our customers.  As of December 31, 2021, approximately 48% of our employees were covered by collective bargaining agreements.  These employees are hourly workers throughout our service territories and are represented by various unions and locals.  Our existing collective bargaining agreements expire between 2022 through 2025, of which contracts covering 41% of our employees will expire in 2022.

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

Weak economic conditions may have a negative impact on our business, results of operations and financial condition.  Downturns in the economic conditions in the markets and industries we serve could adversely affect demand for our products and services and have a negative impact on our results of operations.  Economic weakness or uncertainty may make it difficult for us to obtain new customers and may cause our existing customers to reduce or discontinue their services to which they subscribe.  This risk may be worsened by the expanded availability of free or lower cost services, such as streaming or OTT services or substitute services, such as wireless phones and public Wi-Fi networks.  Weak economic conditions may also impact the ability of third parties to satisfy their obligations to us.

Risks Relating to Our Common and Preferred Stock

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

The rights of our Series A Preferred Stock could negatively impact our cash flows.  The terms of our Series A Preferred Stock provide rights to holders that could negatively impact us.  Holders of our Series A Preferred Stock are entitled to receive cumulative dividends on the liquidation preference at a rate of 9% per annum payable semi-annually, until October 2, 2025 at our election, either in cash or in-kind through an accrual of unpaid dividends, which are automatically added to the liquidation preference; and after October 2, 2025, solely in cash.

In addition, upon a liquidation event, holders of the Series A Preferred Stock will have the right to require the Company to repurchase all or any part of the outstanding Series A Preferred Stock for cash at a price equal to the liquidation preference plus any accrued and unpaid dividends.  The existence of senior securities such as the Series A Preferred Stock could have an adverse effect on the value of our common stock.

The Series A Preferred Stock ranks senior to our common stock with respect to dividend distribution payments upon liquidation.  The rights of holders of our Series A Preferred Stock rank senior to the rights of holders of our common stock.  Before dividends, if any, can be paid to holders of our common stock, any dividends, including accrued and unpaid dividends, must first be paid to holders of our Series A Preferred Stock.  In addition, upon a liquidation event, holders of Series A Preferred Stock are entitled to receive full payment for their shares before any payment can be made to holders of our common stock.  The existence of senior securities such as the Series A Preferred Stock could have an adverse effect on the value of our common stock.

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures.  As of December 31, 2021, we had $2.1 billion of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

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

In addition, a substantial portion of our variable-rate debt bears interest based on the London Interbank Offering Rate (“LIBOR”). In 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop requiring banks to submit rates for the calculation of LIBOR after 2021. In November 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, extended the cessation date for submission and publication of rates for all LIBOR tenors until June 30, 2023, except for the one-week and two-month LIBOR tenors, which ceased on December 31, 2021. As of January 1, 2022, regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR settings. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), has proposed replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index based on trading in overnight repurchase agreements. At this time, it is not possible to predict whether SOFR will become the most prevalent alternative reference rate in the market or what impact the transition from LIBOR to alternative reference rates may have on the interest rates for our current and future debt obligations as well as our interest rate swap agreements, which may be adversely affected. In addition, any transition process from LIBOR to an alternative rate could cause, among other things, LIBOR to perform differently than in the past, a disruption in the financial markets, or increases in benchmark rates, any of which could adversely affect our results of operations, cash flows and liquidity.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We own our corporate headquarters, which are currently located at 2116 S. 17th Street, Mattoon, Illinois.  We also own and lease office facilities and related equipment for administrative personnel, central office buildings and operations in many of the states in which we operate.

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

Item 3.  Legal Proceedings.

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.  See Note 15 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a discussion of recent developments related to these legal proceedings.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CNSL”.  As of February 28, 2022, there were approximately 4,018 stockholders of record of the Company’s common stock.

Share Repurchases

During the quarter ended December 31, 2021, we repurchased 219,067 common shares surrendered by employees in the administration of employee share-based compensation plans. The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
October 1-October 31, 2021	—	—	—	—
November 1-November 30, 2021	—	—	—	—
December 1-December 31, 2021	219,067	$ 7.85	—	—

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming reinvestment of dividends) with the S&P 500 Index and the NASDAQ Telecommunications Index.  The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2016 in each index.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index and the NASDAQ Telecommunications Index

	As of December 31,
(In dollars)	2016	2017	2018	2019	2020	2021
Consolidated Communications Holdings	$100.00	$48.70	$44.82	$18.86	$23.78	$36.37
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
NASDAQ Telecommunications	$100.00	$117.62	$108.29	$137.49	$166.70	$174.78

Sale of Unregistered Securities

During the year ended December 31, 2021, the Company issued shares of common and preferred stock exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), to Searchlight by virtue of the exemption provided by Section 4(a)(2) of the Securities Act for the Searchlight investment.  See Note 4 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for a discussion of the Searchlight investment.

Item 6.  Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to Part I – Item 1 – “Note About Forward-Looking Statements” and Part I – Item 1A – “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated,” the “Company,” “we,” “our” or “us”).  MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.  We operate an advanced fiber network spanning approximately 52,400 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers.  As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product. Our investment in more competitive broadband speeds is critical to our long-term success.  Our strategic investment with Searchlight Capital Partners L.P. (“Searchlight”) combined with the refinancing of our capital structure, as described below, has provided us with additional capital that has enabled us to accelerate our fiber expansion plans and provided significant benefits to our consumer, commercial and carrier customers. With this strategic investment, we intend to enhance our fiber infrastructure and accelerate our investments in high-growth and competitive areas.  By leveraging our existing dense core fiber network and an accelerated build plan, we expect to be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities.  As part of our fiber expansion plan, we plan to upgrade approximately 1.6 million passings to fiber over five years across select service areas to enable multi-Gig capable services to these homes and small businesses including more than 1 million passings within our northern New England service areas.

During the year ended December 31, 2021, we upgraded approximately 330,000 passings and added approximately 15,500 consumer fiber Gig-capable subscribers. As of December 31, 2021, approximately 41% of the homes we serve on our legacy Consolidated network had availability to broadband speeds of up to 1 Gbps compared to 17% at December 31, 2020.  In our northern New England service areas, approximately 14% of the homes we serve were 1 Gig capable as of December 31, 2021 compared to 4% at December 31, 2020. Our fiber build plan includes the upgrade of an additional 400,000 homes and small businesses in 2022. In November 2021, we launched Fidium Fiber, our new Gigabit consumer fiber internet product available in select northern New England markets, reinforcing our broadband-first strategy. We expect to launch Fidium Fiber in other regions in 2022.

As we continue to increase broadband speeds, we believe that we will also be able to simultaneously expand the array of services and content offerings that our network provides. Commercial and carrier services represent the largest source of our operating revenues and we are focused on expanding our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers.  By leveraging our advanced fiber network, we can tailor our services for business customers by developing solutions to fit their specific needs.  Additionally, we are continuously enhancing our suite of managed and cloud services by adding new functionality and support, which increases efficiency and enables greater scalability and reliability for businesses. We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

However, operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase.  Total voice connections decreased 8% as of December 31, 2021 compared to 2020.  We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

Our competitive broadband speeds enable us to meet consumer demand for higher bandwidth for streaming programming or on-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their linear video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 17% as of December 31, 2021 compared to 2020.  We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content including services offered through our streaming partnerships.

Our operating revenues are impacted by legislative or regulatory changes at the federal and state levels, which could reduce or eliminate the current subsidies revenue we receive.  A number of proceedings and recent orders relate to universal service reform, inter-carrier compensation (“ICC”) and network access charges. Recent orders adopted in 2020 will result in a reduction in the federal subsidies we receive of approximately $42.2 million annually beginning January 1, 2022. See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Significant Recent Developments

Searchlight Investment

On September 13, 2020, we entered into an investment agreement (the “Investment Agreement”) with an affiliate of Searchlight.  In connection with the Investment Agreement, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company.  The investment commitment was structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and a contingent payment right (“CPR”) that was convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9% of the Company’s common stock.  In addition, Searchlight received the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”), which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion.

On July 15, 2021, the Company received all required state public utility commission regulatory approvals necessary for the conversion of the CPR into 16.9% additional shares of the Company’s common stock. As a result, the CPR was converted into 17,870,012 shares of common stock, which were issued to Searchlight on July 16, 2021.

In the second stage of the Investment, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. The Note bore interest at 9.0% per annum from the date of the closing of the first stage of the transaction and was payable semi-annually in arrears. The Note included a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020. During the year ended December 31, 2021, the Company elected the PIK option and accrued interest of $38.8 million was added to the principal balance of the Note.  On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, on December 7, 2021, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of December 31, 2021, shares of common stock issued to Searchlight represent approximately 35% of the Company’s outstanding common stock. The strategic investment with Searchlight provides us a valued partner with significant experience in deploying broadband infrastructure as we continue to execute our fiber-focused strategy and grow broadband services.

Refinancing of Long-term Debt

On October 2, 2020, the Company and certain of its wholly-owned subsidiaries completed a refinancing of our long-term debt through the issuance of $2,250.0 million in new secured debt and retired all of our then existing outstanding debt obligations.  As described in the “Liquidity and Capital Resources” section, we entered into a new credit agreement which consisted of term loans in the original aggregate amount of $1,250.0 million and a $250.0 million revolving credit facility. On October 2, 2020, we also issued $750.0 million aggregate principal amount of 6.50% senior secured notes due 2028. On January 15, 2021, the Company issued an additional $150.0 million aggregate principal amount of incremental term loans under the credit agreement. On March 18, 2021, we issued $400.0 million aggregate principal amount 5.00% Senior Notes and used the net proceeds from the issuance of notes to repay $397.0 million of the term loans outstanding under the credit agreement. On April 5, 2021, we entered into an amendment to the credit agreement to refinance the outstanding term loans, which reduced the combined interest rate margin and LIBOR floor by 1.5%. The refinancing extended the maturities of our debt obligations and improved our liquidity, which, combined with the strategic investment with Searchlight, provides us the immediate flexibility to support our planned expansion of our fiber network and revenue growth plan.

Divestiture

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC”), for approximately $26.0 million in cash, subject to a customary working capital adjustment.  CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and includes approximately 4,000 access lines and 3,900 data connections. The asset sale aligns with our strategic asset review and focus on our core broadband regions. As of December 31, 2021, the assets and liabilities to be disposed of were classified as held for sale in the condensed consolidated balance sheet and consisted primarily of allocated goodwill of $16.3 million and property, plant and equipment of $9.5 million. In connection with the classification as assets held for sale, we recognized an impairment loss of $5.7 million during the year ended December 31, 2021.  Subsequent to December 31, 2021, the parties received all required regulatory approvals and the transaction closed on February 1, 2022.

Subsequent to December 31, 2021, we entered into a definitive agreement on March 2, 2022 to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”). The Kansas City operations provides data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 19,000 consumer customers and 1,900 commercial customers. The transaction is expected to close in the second half of 2022 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions. We estimate that the pre-tax impairment loss to be recognized during the quarter ended March 31, 2022 will range from $125.0 million to $130.0 million, which includes approximately $90.0 million in allocated goodwill.

COVID-19 Pandemic

We are closely monitoring the ongoing impact on our business of the coronavirus (“COVID-19”) pandemic.  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. Health and safety measures implemented include transitioning to remote work-from-home policies, providing our field technicians with personal protective equipment and additional safety training, practicing social distancing and adding call aheads for work that must be performed inside customer premises.  While we have not seen a material adverse impact to our financial results from COVID-19 to date, the extent of the future impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict.  If the pandemic worsens or new variants of the virus become more dominant and were to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.  See Part I, Item 1A – “Risk Factors.”

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act included, among other things, deferral of certain employer payroll tax payments and certain income tax law changes including modifications to the net interest deduction limitations.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022.  The portion of the taxes deferred until 2021 were paid during the third quarter of 2021. On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was enacted and provides further economic relief to address the continued economic impact of COVID-19.  To date, these acts have not had a material impact on our consolidated financial statements, although we will continue to monitor the impact of any effects from these acts and other future legislation.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2021, 2020 and 2019.

Financial Data

				% Change
				2021 vs.	2020 vs.
(In millions, except for percentages)	2021	2020	2019	2020	2019
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$362.3	$362.1	$355.3	0%	2%
Voice services	171.8	181.7	188.3	(5)	(4)
Other	41.6	45.1	52.9	(8)	(15)
	575.7	588.9	596.5	(2)	(1)
Consumer:
Broadband (Data and VoIP)	269.3	263.1	257.1	2	2
Video services	65.1	74.3	81.4	(12)	(9)
Voice services	160.7	170.5	180.8	(6)	(6)
	495.1	507.9	519.3	(3)	(2)
Subsidies	69.8	72.0	72.4	(3)	(1)
Network access	120.5	125.3	138.1	(4)	(9)
Other products and services	21.1	9.9	10.2	113	(3)
Total operating revenues	1,282.2	1,304.0	1,336.5	(2)	(2)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	569.6	560.6	574.9	2	(2)
Selling, general and administrative costs	271.1	275.4	299.1	(2)	(8)
Acquisition and other transaction costs	—	7.6	—	(100)	100
Loss on impairment of assets held for sale	5.7	—	—	100	—
Depreciation and amortization	300.6	324.9	381.2	(7)	(15)
Total operating expenses	1,147.0	1,168.5	1,255.2	(2)	(7)
Income from operations	135.2	135.5	81.3	(0)	67
Interest expense, net	(175.2)	(143.6)	(136.7)	22	5
Gain (loss) on extinguishment of debt	(17.1)	(18.3)	4.5	(7)	(507)
Change in fair value of contingent payment rights	(86.5)	23.8	—	(463)	100
Other income, net	43.2	50.8	27.2	(15)	87
Income tax expense (benefit)	6.3	10.9	(3.7)	(42)	395
Net income (loss)	(106.7)	37.3	(20.0)	(386)	287
Dividends on Series A preferred stock	2.7	—	—	100	—
Net income attributable to noncontrolling interest	0.4	0.3	0.4	33	(25)
Net income (loss) attributable to common shareholders	$(109.8)	$37.0	$(20.4)	(397)	281

Adjusted EBITDA (1)	$506.9	$529.2	$523.5	(4)%	1%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

				% Change
				2021 vs.	2020 vs.
	2021	2020	2019	2020	2019
Consumer customers	516,949	554,763	582,818	(7)%	(5)%
Consumer data connections	384,564	401,357	417,410	(4)	(4)
Consumer voice connections	328,849	370,660	404,943	(11)	(8)
Video connections	63,447	76,041	84,171	(17)	(10)

Operating Revenues

Commercial and Carrier

Data and Transport Services

We provide a variety of business communication services to business customers of all sizes, including voice and data services over our advanced fiber network.  The services we offer include scalable high-speed broadband Internet access and VoIP phone services, which range from basic service plans to virtual hosted systems.  In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; private line data services; software defined wide area network (“SD-WAN”) and multi-protocol label switching.  Our networking services include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.  Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.  We also offer wholesale services to regional and national interexchange and wireless carriers, including cellular backhaul and other fiber transport solutions.

Data and transport services revenues increased $0.2 million during 2021 compared to 2020 due to continued growth in Metro Ethernet and SD-WAN services, which was largely offset by a decline in carrier services and cellular backhaul in 2021 as a result of price compression and a reduction in pricing of recent contract renewals with our wireless backhaul partners.  Data and transport services revenues increased $6.8 million during 2020 compared to 2019 primarily due to growth in Metro Ethernet and VoIP services. In recent years, the growth in data and transport services revenues has been impacted by increased competition and price compression as customers are migrating from legacy data connection products to more competitive Ethernet based products, which have a lower average revenue per user.  In addition, recent and ongoing contract renewals with our wireless backhaul partners have also resulted in a decline in pricing. Future declines are expected to be partially offset with the increasing demand for bandwidth and other Ethernet services.

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

Voice services revenues decreased $9.9 million during 2021 compared to 2020 primarily due to a 9% decline in access lines in 2021 compared to 2020.  Voice services revenues decreased $6.6 million during 2020 compared to 2019 primarily due to a 7% decline in access lines in 2020 compared to 2019.  Commercial customers are increasingly choosing alternative technologies, including our own VoIP product, and the broad range of features that Internet-based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 911 service revenues. We are a full service 911 provider and have installed and maintained two turn-key, state of the art statewide next-generation emergency 911 systems. These systems, located in Maine and Vermont, have processed several million calls relying on the caller's location information for routing. As of October 29, 2020, we were no longer the 911 service provider in Vermont. Next-generation emergency 911 systems are an improvement over traditional 911 and are expected to provide the foundation to handle future communication modes such as texting and video.

Other services revenues decreased $3.5 million during 2021 compared to 2020 primarily due to the expiration of our 911 service contract in Vermont as well as decreases in pole attachment and custom construction revenues. Other services revenues decreased $7.8 million during 2020 compared to 2019 primarily due to a decrease in business system sales in 2020.

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

Broadband services revenues increased $6.2 million during 2021 compared to 2020 and $6.0 million during 2020 compared to 2019 despite a 4% decrease in broadband connections in both 2021 and 2020 primarily due to an increase in Internet services as a result of price increases as well as growth in CCiTV revenue.  However, the increase in broadband revenue was partially offset by a decline in VoIP revenue due to a 15% decline in connections in both 2021 and 2020.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video On-Demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our video subscribers can also watch their favorite shows, movies and livestreams on any device.  In addition, we offer several in-demand streaming TV services, which provide endless entertainment options.

Video services revenues decreased $9.2 million during 2021 compared to 2020 primarily due to a decrease in connections of 18% in 2021 compared to 2020. Video services revenues decreased $7.1 million during 2020 compared to 2019 primarily due to a decrease in connections of 10% in 2020 compared to 2019.  We expect to continue to experience a decline in video connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.

Voice services revenues decreased $9.8 million during 2021 compared to 2020 primarily due to a 11% decline in access lines during 2021 compared to 2020. Voice services revenues decreased $10.3 million during 2020 compared to 2019 primarily due to an 8% decline in access lines during 2020 compared to 2019.  The number of local access lines in service directly affects the recurring revenue we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $2.2 million during 2021 compared to 2020 and $0.4 million in 2020 compared to 2019 primarily due to a reduction in state subsidies support.  We anticipate future declines in federal subsidies support.  In 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (“RDOF”), which will result in a reduction in our annual support of approximately $42.2 million beginning January 1, 2022. See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $4.8 million during 2021 compared to 2020 and $12.8 million in 2020 compared to 2019 primarily as a result of the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits; however, a portion of the decrease can be attributed to carriers shifting to our fiber Metro Ethernet product, contributing to the growth in that area.

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

Other products and services revenues increased $11.2 million during 2021 compared to 2020 primarily due to revenue recognition of Public Private Partnership construction projects during 2021.  Other products and services revenues decreased $0.3 million during 2020 compared to 2019 primarily due to a decline in telephone directory advertising revenues.

Operating Expenses

Cost of Services and Products

Cost of services and products increased $9.0 million during 2021 compared to 2020 primarily due to an increase in access expense related to fiber costs for the Public Private Partnership agreements, as described above. In addition, during 2021, we incurred access charges of $3.4 million related to the early termination of a contract obligation for fixed wireless services. Required contributions to the Federal Universal Service Fund (“USF”) also increased in 2021 as a result of an increase in the annual funding rate. The increase in cost of services and products was also due to insurance recoveries received in 2020. However, employee labor costs declined due to an increase in capitalized costs for the fiber network expansion in 2021 as well as a reduction in headcount. Video programming costs decreased as a result of a decline in video connections. Contract labor costs and repair and maintenance expense also decreased as a result of operating efficiencies and a reduction in maintenance costs for utility poles.

In 2020, cost of services and products decreased $14.3 million compared to 2019 primarily due to a reduction in video programming costs as a result of a 10% decline in video connections, which was offset in part by an increase in programming costs per channel as costs continue to rise as a result of annual rate increases.  Video programming costs are impacted by license fees charged by cable networks, the amount and quality of the content we provide and the number of video subscribers we serve. Cost of goods sold related to equipment sales also decreased from a decline in business system sales in 2020. Employee salaries and benefits declined in 2020 as a result of a reduction in staff through continued cost savings initiatives. Cost of services and products was also reduced by insurance recoveries received in 2020 for hurricane damage incurred in prior years.  However, access expense increased due to new fiber and co-location costs as a result of an increase in commercial and carrier services.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $4.3 million during 2021 compared to 2020 primarily due to a reduction in property and real estate taxes as a result of property tax refunds and settlements received in 2021. However, advertising expense increased from additional radio and television advertising to promote our new Fidium brand and fiber broadband speeds.

Selling, general and administrative costs decreased $23.7 million during 2020 compared to 2019 primarily due a decline in integration and severance costs in connection with cost savings initiatives.  Employee salaries and benefits also declined in 2020 as a result of a reduction in headcount.  In addition, contract labor costs decreased as a result of operating efficiency improvements.   However, customer acquisition costs increased related to the amortization of sales commissions following the adoption of ASC 606.  Real estate taxes also increased due to property tax abatements received in 2019.

Acquisition and Other Transaction Costs

Acquisition and other transaction costs of $7.6 million includes costs incurred in 2020 in connection with the investment agreement entered into with Searchlight in October 2020. Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the CPRs issued as part of the transaction.

Depreciation and Amortization

Depreciation and amortization expense decreased $24.3 million during 2021 compared to 2020 primarily due to a decline in amortization expense for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined due to the sale of utility poles located in the state of New Hampshire in 2020 and certain acquired assets becoming fully depreciated or amortized. These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to the fiber network expansion and customer service improvements.

Depreciation and amortization expense decreased $56.3 million during 2020 compared to 2019 primarily due to acquired assets becoming fully depreciated or amortized.  Depreciation expense also declined due to the sale of utility poles located in the state of Vermont in 2019. These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to CAF Phase II funding requirements and success-based capital projects for consumer, commercial and carrier services as well as network enhancements and customer service improvements.

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

Our annual support through the FCC’s Connect America Fund (“CAF”) Phase II funding was $48.1 million through 2021.  The specific obligations associated with CAF Phase II funding included the obligation to serve approximately

124,500 locations by December 31, 2020 (with interim milestones of 40%, 60% and 80% completion by December 2017, 2018 and 2019, respectively); to provide broadband service with speeds of 10 Mbps downstream and 1 Mbps upstream; to achieve latency of less than 100 milliseconds; to provide data of at least 100 gigabytes per month; and to offer pricing reasonably comparable to pricing in urban areas.  The Company met the buildout milestones and performance metrics requirements for 2017 through 2020 for all states where it received funding.

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

In April 2019, the FCC announced plans for the RDOF, the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America. The FCC issued a Notice of Proposed Rulemaking at their August 2019 Open Commission Meeting. The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers. Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years. The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream. CAF Phase II funding was extended through December 31, 2021 for price cap holding companies. The FCC issued the final census block groups with locations and reserve price. We filed the RDOF short form application on July 14, 2020 and were listed as a qualified bidder by the FCC on October 13, 2020 and participated in the auction. The auction began on October 29, 2020 and ended on November 24, 2020. Consolidated won 246 census block groups serving in seven states. The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at an annual funding level of $5.9 million, which will result in a reduction of approximately $42.2 million in annual support beginning January 1, 2022 through December 31, 2031. Consolidated filed its long form application with supporting documents on January 29, 2021 and received final FCC approval on December 14, 2021.

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

Coronavirus Aid, Relief, and Economic Security Act Funding

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

American Rescue Plan Act Funding

President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) on March 11, 2021.  States have been allocated federal funds to be utilized for capital infrastructure, including broadband deployment, and are in various stages of implementation.  We are working with the states and municipalities to participate in this broadband grant program.

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

In February 2021, the FCC created the Emergency Broadband Benefit Program (“EBB”), a temporary program to help low income households stay connected during the COVID-19 pandemic by providing broadband service discounts for eligible households.  Consolidated is a participant in this program.  The EBB ended December 31, 2021.  EBB recipients fully enrolled as of December 31, 2021 will automatically continue to receive their current monthly benefit until March 1, 2022 when the Affordable Connectivity Program takes its place.

Affordable Connectivity Program

The Affordable Connectivity Program (“ACP”) is a permanent broadband affordability program set up to replace the EBB.  The ACP program helps ensure that households can afford the broadband access they need for work, school, healthcare and more.  The benefit provides a discount of up to $30 per month toward internet service for eligible households and up to $75 per month for households on qualifying Tribal lands.  Eligible households can also receive a one-time discount of up to $100 to purchase a laptop, desktop computer, or tablet from participating providers if they contribute more than $10 and less than $50 toward the purchase price.  The ACP is limited to one monthly service discount and one device discount per household.  The program begins funding March 1, 2022.  Consolidated will be participating in this program.

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (the “Infrastucture Act”) passed on March 31, 2021 included $65.0 billion toward broadband.  The broadband internet portion of the Infrastructure Act is aimed at increasing internet coverage for more universal access, including for rural, low-income, and tribal communities.  65% of this funding is set aside specifically for underserved communities.  Additionally, this measure is designed to help make internet access more affordable and increase digital literacy.

The Infrastructure Act set aside $42.5 billion for Broadband Equity, Access and Deployment grants.  The National Telecommunications and Information Administration administers the grant program and is in the process of soliciting comments before issuing final rules.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $31.6 million during 2021 compared to 2020. Interest expense, including amortized costs, on the Note issued to Searchlight as part of the investment agreement entered into in October 2020 increased $29.2 million in 2021.

Interest expense, net of interest income, increased $6.9 million during 2020 compared to 2019 primarily due to additional interest of $7.9 million recognized on the Note issued to Searchlight as part of the investment agreement entered into in October 2020.  Interest on our outstanding senior notes also increased in 2020 due to the issuance of $750.0 million in 6.50% Senior Notes due 2028, which were used in part, to redeem the then-remaining amount of our outstanding 6.50% Senior Notes due 2022 as part of the refinancing of our long-term debt in October 2020 as described in the “Liquidity and Capital Resources” section below.  However, interest expense was reduced in part by a reduction in outstanding debt under our revolving credit facility and a decline in variable interest rates in 2020.

Loss on Extinguishment of Debt

As described in the “Liquidity and Capital Resources” section below, we incurred a loss on the extinguishment of debt of $17.1 million in connection with the repayment of $397.0 million of outstanding term loans under our credit agreement and the refinancing of our credit agreement during the year ended December 31, 2021.

In 2020, we incurred a loss on the extinguishment of debt of $18.3 million in connection with the refinancing of our credit agreement and the redemption of our 6.50% Senior Notes due 2022 during the year ended December 31, 2020.

Change in Fair Value of Contingent Payment Obligations

Our contingent payment obligations were measured at fair value until they were converted into shares of the Company’s common stock.  During the years ended December 31, 2021 and 2020, we recognized a loss of $86.5 million and a gain of $23.8 million, respectively, on the change in the fair value of the contingent payment rights issued to Searchlight.

Other Income

Other income decreased $7.6 million during 2021 compared to 2020. In 2021, we recognized a loss of $3.6 million on the disposition of wireless spectrum licenses. In 2020, we recognized a gain of $3.7 million on the sale of our 39 GHz wireless spectrum licenses as part of the FCC’s efforts to reclaim broadcast TV spectrum for wireless use.  Pension and post-retirement benefit expense increased $0.5 million as the reduction in annual expense was offset by a pension settlement charge of $5.9 million recognized during the year ended December 31, 2021 as a result of the transfer of the pension liability for a select group of retirees to an annuity provider. See Note 13 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans. Investment income increased $1.2 million during 2021 from our wireless partnership interests.

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

Income Taxes

Income taxes decreased $4.6 million in 2021 compared to 2020.  Our effective tax rate was (6.3)% for 2021 compared to 22.7% for 2020.  In 2021 and 2020, we placed additional valuation allowances on deferred tax assets related to state NOL and state tax credit carryforwards of $1.7 million and $1.3 million, respectively.  On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio (the “Ohio transaction”).  As a result, we recorded an increase to our current tax expense of $1.5 million related to the $5.7 million impairment loss of noncash goodwill that is not deductible for tax purposes. We also recognized approximately $2.6 million of tax benefit in the fourth quarter of 2021 to adjust our 2020 provision to match our 2020 returns compared to $0.5 million of tax benefit in the fourth quarter of 2020 to adjust our 2019 provision to match our 2019 returns. In addition, the investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes.  Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase of $33.1 million and a decrease of $1.6 million to our current tax expense for 2021 and 2020, respectively.  In addition, for 2021 and 2020, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.  Exclusive of these discrete adjustments, our effective tax rate for 2021 would have been approximately 26.8% compared to 24.8% for 2020.

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

The following tables are a reconciliation of net income (loss) to Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands, unaudited)	2021	2020	2019
Net income (loss)	$(106,693)	$37,302	$(19,931)
Add (subtract):
Interest expense, net of interest income	175,195	143,591	136,660
Income tax expense (benefit)	6,279	10,936	(3,714)
Depreciation and amortization	300,597	324,864	381,237
EBITDA	375,378	516,693	494,252

Adjustments to EBITDA:
Other, net (1)	(30,934)	(30,993)	(8,847)
Investment distributions (2)	43,040	41,529	35,809
Loss (gain) on extinguishment of debt	17,101	18,264	(4,510)
Loss on impairment	5,704	—	—
Change in fair value of contingent payment rights	86,476	(23,802)	—
Non-cash, stock-based compensation	10,097	7,533	6,836
Adjusted EBITDA	$506,862	$529,224	$523,540

(1)	Other, net includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities.  We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents, and, if needed, from borrowings under our revolving credit facility and our ability to obtain future external financing.  We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures for our accelerated fiber network expansion and growth plan and to invest in future business opportunities.

The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2021	2020	2019
Cash flows provided by (used in):
Operating activities	$318,867	$364,980	$339,096
Investing activities	(586,443)	(210,066)	(217,819)
Financing activities	211,650	(11,748)	(118,481)
Increase (decrease) in cash and cash equivalents	$(55,926)	$143,166	$2,796

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $318.9 million in 2021, a decrease of $46.1 million compared to the same period in 2020.  Cash flows provided by operating activities decreased in part due to a decline in earnings as a result of a decrease in operating revenue. In addition, in response to the potential impacts of the COVID-19 pandemic in 2020, we deferred approximately $12.0 million of certain employer payroll tax payments under the CARES Act. The portion of the taxes deferred until 2021 of approximately $6.0 million were paid during the year ended December 31, 2021.  These reductions in cash provided by operating activities were offset in part by a decrease in cash paid for interest and cash contributions to our defined benefit pension plan of $6.1 million and $3.8 million, respectively, in 2021 compared to 2020.

In 2020, net cash provided by operating activities was $365.0 million, an increase of $25.9 million compared to the same period in 2019 primarily as a result of an increase in earnings primarily from a reduction in operating expenses through cost management initiatives and improved operating efficiencies. Cash distributions received from our wireless partnerships also increased $5.7 million in 2020 compared to 2019. Interest payments decreased approximately $8.6 million from prior year due a decrease in variable interest rates in 2020.  In response to the potential impacts of the COVID-19 pandemic, we elected the deferral of certain employer payroll tax payments under the CARES Act of approximately $12.0 million during 2020. In addition, cash contributions to our defined benefit pension plans decreased $3.5 million in 2020 compared to 2019. However, income tax refunds decreased approximately $7.8 million from 2019.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $586.4 million in 2021 and consisted primarily of cash used for capital expenditures and the purchase of short-term investments. Capital expenditures continue to be our primary recurring investing activity and were $480.3 million, $217.6 million and $232.2 million in 2021, 2020 and 2019, respectively.  Our fiber expansion plan contributed to the increase in capital expenditures in 2021, which included the upgrade of more than 330,000 passings with multi-Gig data speeds. Capital expenditures for 2022 are expected to be $475.0 million to $495.0 million, which will be used to support success-based capital projects for commercial, carrier and consumer initiatives and for our planned fiber projects and broadband network expansion, which will include the upgrade in 2022 of approximately 400,000 fiber passings.  We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

In 2021, we purchased $175.8 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months, offset by the maturity of investments of $66.2 million.

Cash proceeds from the sale of assets decreased $3.6 million in 2021 compared to 2020.  In 2020, we received cash proceeds of $3.7 million on the sale of our 39 GHz wireless spectrum licenses as part of the FCC’s spectrum recovery efforts.

Cash Flows Provided by (Used In) Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and repurchases of debt.

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2021:

(In thousands)	Balance	Maturity Date	Rate(1)
6.50% Senior Notes	$750,000	October 1, 2028	6.50%
5.00% Senior Notes	400,000	October 1, 2028	5.00%
Term loans, net of discount	989,567	October 2, 2027	LIBOR plus 3.50%
Finance leases	24,990		5.55	% (2)
	$2,164,557
(1)At December 31, 2021, the 1-month LIBOR applicable to our borrowings was 0.10%.  The term loans are subject to a 0.75% LIBOR floor.

(2)Weighted-average rate.

Credit Agreement

On October 2, 2020, the Company, through certain of its wholly-owned subsidiaries, entered into a Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previous credit agreement in its entirety.  The Credit Agreement consisted of term loans in the aggregate amount of $1,250.0 million (the “Initial Term Loans”) and a revolving loan facility of $250.0 million.  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million plus (b) an amount which would not cause its senior secured leverage ratio not to exceed 3.70:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.

The Term Loans were issued in an original aggregate principal amount of $1,250.0 million with a maturity date of October 2, 2027 and contained an original issuance discount of 1.5% or $18.8 million, which is being amortized over the term of the loan.  Prior to amendments to the Credit Agreement, as described below, the Initial Term Loans required quarterly principal payments of $3.1 million, which commenced December 31, 2020, and bore interest at a rate 4.75% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

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

On March 18, 2021, the Company repaid $397.0 million of the outstanding Term Loans with the net proceeds received from the issuance of $400.0 million aggregate principal amount of 5.00% senior secured notes due 2028 (the “5.00% Senior Notes”), as described below.  The repayment of the Term Loans was applied to the remaining principal payments in direct order of maturity, thereby eliminating the required quarterly principal payments through the remaining term of the loan.  In connection with the repayment of the Term Loans, we recognized a loss on extinguishment of debt of $12.0 million during the year ended December 31, 2021.

On April 5, 2021, the Company, entered into a second amendment to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions.  As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remains unchanged. In connection with entering into the Second Amendment, we recognized a loss of $5.1 million on the extinguishment of debt during the year ended December 31, 2021.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of December 31, 2021 and 2020, there were no borrowings outstanding under the revolving credit facility.  Stand-by letters of credit of $25.1 million were outstanding under our revolving credit facility as of December 31, 2021.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2021, $224.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facilities was 4.25% and 5.75% at December 31, 2021 and 2020, respectively.  Interest is payable at least quarterly.

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

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00.  As of December 31, 2021, our consolidated first lien leverage ratio under the Credit Agreement was 4.14:1.00.  As of December 31, 2021, we were in compliance with the Credit Agreement covenants.

Senior Notes

6.50% Senior Notes due 2028

On October 2, 2020, we completed an offering of $750.0 million aggregate principal amount of 6.50% unsubordinated secured notes due 2028 (the “6.50% Senior Notes”).  The 6.50% Senior Notes were priced at par and bear interest at a rate of 6.50%, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.  The 6.50% Senior Notes mature on October 1, 2028. Deferred debt issuance costs of $17.0 million incurred in connection with the issuance of the 6.50% Senior Notes in 2020 are being amortized using the effective interest method over the term of the Senior Notes. The net proceeds from the issuance of the 6.50% Senior Notes were used to redeem our then outstanding $440.5 million aggregate principal amount of 6.50% Senior Notes due in October 2022 at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest through the redemption date, to repay a portion of the outstanding borrowings under the previous credit agreement as part of the refinancing in October 2020 and to pay related fees and expenses.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  At December 31, 2021, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

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

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2022 and 2040.  As of December 31, 2021, the present value of the minimum remaining lease commitments was approximately $25.0 million, of which $8.0 million was due and payable within the next twelve months.  The leases require total remaining rental payments of $27.9 million as of December 31, 2021.

Searchlight Investment

In connection with the Investment Agreement entered into in September 2020, Searchlight invested a total of $425.0 million in Consolidated and holds a combination of perpetual Series A preferred stock and approximately 35% of the Company’s outstanding common stock. On October 2, 2020, we closed on the first stage of the strategic investment of $350.0 million with Searchlight. The second stage of the investment was completed on December 7, 2021 and we received the additional investment of $75.0 million from Searchlight.

On December 7, 2021, we issued 434,266 shares of Series A Preferred Stock to Searchlight.  Dividends on each share of Series A Preferred Stock accrue daily on the liquidation preference at a rate of 9.0% per annum and will be payable semi-annually in arrears on January 1 and July 1 of each year. Dividends are payable until October 2, 2025 at our election, either in cash or in-kind through an accrual of unpaid dividends, which are automatically added to the liquidation preference; and after October 2, 2025, solely in cash.  The liquidation preference at any given time is $1,000 per share.  As of December 31, 2021, the liquidation preference of the Series A Preferred Stock was $436.9 million, which includes accrued and unpaid dividends of $2.7 million. The Company intends to exercise the PIK dividend option on the Series A Preferred Stock through at least 2022.

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition:

	December 31,
(In thousands, except for ratio)	2021	2020
Cash and cash equivalents and short-term investments	$210,436	$155,561
Working capital	142,270	70,191
Current ratio	1.50	1.26

Our net working capital position improved $72.1 million as of December 31, 2021 compared to December 31, 2020 primarily as a result of an increase in cash, cash equivalents and short-term investments of $54.9 million. At December 31, 2021, working capital also included assets classified as held for sale of $25.9 million related to the sale of substantially all of the assets of our ILEC business located in Ohio. Prepaid expenses and other current assets increased $10.4 million. Working capital also improved from a decline in the current portion of long-term debt and finance lease obligations of $9.6 million as a result of the prepayment in March 2021 of $397.0 million of the outstanding Term Loans, which eliminated the required quarterly principal payments through the remaining term of the loan.  However, working capital was reduced by an increase in accounts payable of $15.7 million and accrued expense of $15.5 million at December 31, 2021 related to the timing of capital expenditures for the fiber build plan.

Our most significant use of funds in 2022 is expected to be for: (i) interest payments on our indebtedness of between $123.0 million and $127.0 million; and (ii) capital expenditures of between $475.0 million and $495.0 million.  The recent refinancing of our capital structure combined with the Searchlight investment provides us the capital and financial flexibility to fund our accelerated fiber network expansion and growth plans.  In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2021, we had approximately $6.4 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2021, our most significant contractual obligations include the following:

(In thousands)	Short-Term	Long-Term	Total
Long-term debt	$—	$2,149,875	$2,149,875
Interest on long-term debt obligations	122,523	626,364	748,887
Finance leases	9,020	18,890	27,910
Operating leases	7,726	24,402	32,128
Purchase obligations	93,122	24,276	117,398

Our long-term debt obligations represent our most significant contractual obligations. The partial repayment of the Term Loans in March 2021, eliminated all future required quarterly principal payments for the remaining term of the loan. The long-term debt obligation represents the maturity of the Term Loans in 2027 and the Senior Notes in 2028. Interest on long-term debt includes amounts due on fixed and variable rate debt. As the rates on our variable debt are subject to change, the rates in effect at December 31, 2021 were used in determining our future interest obligations.

Other contractual obligations consist primarily of purchase obligations and finance and operating leases for facilities, land, underground conduit, colocations, and equipment used in our operations. Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment.  If we terminate any of the contracts prior to their expiration date, we would be liable for minimum commitment payments as defined by the terms of the contracts. For additional information, see Note 10 and Note 15 to the consolidated financial statements.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses.  Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We used a weighted-average expected long-term rate of return of 6.00% and 6.25% in 2021 and 2020, respectively.  As of January 1, 2022, we estimate the long-term rate of return of Plan assets will be 6.00%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

Net pension and post-retirement (benefit)/costs were $(3.8) million, $(4.1) million and $11.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.  We contributed $20.8 million, $24.0 million and $27.5 million in 2021, 2020 and 2019, respectively to our Pension Plans.  For our other post-retirement plans, we contributed $8.6 million, $9.2 million and $8.5 million in 2021, 2020 and 2019, respectively.  In 2022, we expect to make contributions totaling approximately $20.5 million to our Pension Plans and $8.2 million to our other post-retirement benefit plans. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief.  For 2021 and 2022, we have elected not to reduce our required pension contributions to the minimum funding requirements under ARPA and our expected contributions for 2022 are based on historical minimum funding requirements of approximately $20.5 million in order to increase the Pension Plan’s funded status. See Note 13 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans.

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

Regulatory Matters

In 2020, the FCC adopted an order establishing the RDOF, the next phase of the CAF program, which will result in a reduction of approximately $42.2 million in the annual support we receive beginning January 1, 2022 through December 31, 2031.

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

Goodwill

As discussed more fully in Note 1 to the consolidated financial statements, goodwill is not amortized but instead evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment.  At December 31, 2021 and 2020, the carrying value of our goodwill was $1,013.2 million and $1,035.3 million, respectively.  Goodwill decreased $22.1 million during 2021 as a result of allocated goodwill for a divestiture classified as held for sale at December 31, 2021, as described in Note 5 to the consolidated financial statements. The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.

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

For the 2021 assessment, we evaluated the fair value of the goodwill compared to the carrying value using the qualitative approach.  The results of the qualitative approach concluded that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for our single reporting unit as described below.

When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill. We would expect to use the quantitative approach at least every third year or more frequently if an event or if circumstances change that may indicate a potential impairment of goodwill has occurred. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model and reconciled to our market capitalization plus an estimated control premium.  The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches. Such assumptions are subject to change as a result of changing economic and competitive conditions.  Based on our assessment at November 30, 2020, using the quantitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value at November 30, 2020 by approximately 120% and that there was no impairment of goodwill.

Trade Name

As discussed more fully in Note 1 to the consolidated financial statements, trade names are generally not amortized, but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment using a preliminary qualitative assessment and a quantitative process, if deemed necessary.  The carrying value of our trade name, excluding any finite lived trade names, $10.6 million at December 31, 2021 and 2020.

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

For the 2021 assessment, we used the qualitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on our assessment, we concluded that the fair value of the trade name continued to exceed the carrying value.

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

Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at approximately 70 - 90% in return seeking assets consisting primarily of equity and fixed income funds with the remainder in hedge funds.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted-average expected long-term rate of return of 6.00% and 6.25% in 2021 and 2020, respectively. As of January 1, 2022, we estimate that the expected long-term rate of return of pension plan assets will be 6.00%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and post-retirement benefit plan obligations.  For our 2021 and 2020 projected benefit obligations, we used a weighted-average discount rate of 3.05% and 2.81%, respectively, for our pension plans and 2.93% and 2.56%, respectively, for our other post-retirement plans.

Our Pension Plans are sensitive to changes in the discount rate and the expected long-term rate of return on plan assets. A one percentage-point increase or decrease in the discount rate and expected long-term rate of return would have the following effects on net periodic pension cost of the Pension Plans:

	1-Percentage-	1-Percentage-
(In thousands)	Point Increase	Point Decrease

Discount rate	$1,841	$(1,075)
Expected long-term rate of return on plan assets	$(6,166)	$6,166

Our post-retirement benefit plans are sensitive to the healthcare cost trend rate assumption. For purposes of determining the cost and obligation for post-retirement medical benefits, a 6.25% healthcare cost trend rate was assumed for 2021, declining to the ultimate trend rate of 5.00% in 2027. A 1.00% increase in the assumed healthcare cost trend rate would result in increases of approximately $3.0 million and $0.2 million in the post-retirement benefit obligation and total service and interest cost, respectively. A 1.00% decrease in the assumed healthcare cost trend would result in decreases of approximately $3.1 million and $0.2 million in the post-retirement benefit obligation and in the total service and interest cost, respectively.

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

At December 31, 2021, the majority of our variable rate debt was subject to a 0.75% London Interbank Offered Rate (“LIBOR”) floor.  Based on our variable rate debt outstanding as of December 31, 2021, a 1.00% increase in market interest rates would increase annual interest expense by approximately $1.8 million. A 1.00% decrease in current interest rates would not impact annual interest expense on our variable rate debt due to the 0.75% LIBOR floor.

As of December 31, 2021, the fair value of our interest rate swap agreements amounted to a liability of $12.8 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $10.1 million at December 31, 2021.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2021.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2021.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

The effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 4, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

March 4, 2022

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2021.

Item 11.  Executive Compensation

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2021.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2021.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) All Financial Statements	Location

The following consolidating financial statements and independent auditors’ report are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	F-1
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2021	F-3
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2021	F-4
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-5
Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity for each of the three years in the period ended December 31, 2021	F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021	F-7
Notes to Consolidated Financial Statements	F-8

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
4.4

Joinder Agreement to Guaranty Agreement, dated as of February 1, 2021, by and among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 1, 2021)

4.5*

Supplement No. 1 to Security Agreement, dated as of February 1, 2021, among the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated February 1, 2021)

4.6*

Supplement No. 1 to Pledge Agreement, dated as of February 1, 2021, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated February 1, 2021)

4.7

First Supplemental Indenture, dated as of February 1, 2021, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated February 1, 2021)

4.8

Joinder Agreement to Guaranty Agreement, dated as of April 12, 2021, by and among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 12, 2021)

4.9

Supplement No. 2 to Security Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 12, 2021)

4.10

Supplement No. 2 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Collateral Agent  (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated April 12, 2021)

4.11

Second Supplement to 2020 Indenture, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent  (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated April 12, 2021)

4.12

Supplement No. 2 to Security Agreement, dated as of April 12, 2021, among the Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated April 12, 2021)

4.13

Supplement No. 2 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated April 12, 2021)

4.14

First Supplement to 2021 Indenture, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated April 12, 2021)

4.15

Supplement No. 2 to Security Agreement, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated April 12, 2021)

4.16

Supplement No. 2 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent  (incorporated by reference to Exhibit 4.9 to Form 8-K dated April 12, 2021)

4.17

Description of the Company’s securities registered pursuant to Section 12(b) of the Securities Exchange Act Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K for the period ended December 31, 2019)

10.1*

Investment Agreement, dated as of September 13, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 13, 2020)

10.2

Governance Agreement, dated as of September 13, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 13, 2020)

10.3*

Contingent Payment Right Agreement, dated as of October 2, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 2, 2020)

10.4

Registration Rights Agreement, dated as of October 2, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 2, 2020)

10.5*

Credit Agreement, dated as of October 2, 2020, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., the Lenders and other parties referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 2, 2020)

10.6

Amendment No. 1, dated as of January 15, 2021, to the Credit Agreement among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 15, 2021)

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
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*Schedules and other attachments are omitted.  The Company agrees to furnish, as a supplement, a copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

**Compensatory plan or arrangement.

Item 16.Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on March 4, 2022.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
By:	/s/ C. ROBERT UDELL JR.
C. Robert Udell Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ C. ROBERT UDELL JR.	President and	March 4, 2022

	C. Robert Udell Jr.	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ STEVEN L. CHILDERS	Chief Financial Officer (Principal	March 4, 2022

	Steven L. Childers	Financial and Accounting Officer)

By:	/s/ ROBERT J. CURREY	Chairman of the Board	March 4, 2022

Robert J. Currey

By:	/s/ ANDREW S. FREY	Director	March 4, 2022

Andrew J. Frey

By:	/s/ DAVID G. FULLER	Director	March 4, 2022

David G. Fuller

By:	/s/ THOMAS A. GERKE	Director	March 4, 2022

Thomas A. Gerke

By:	/s/ ROGER H. MOORE	Director	March 4, 2022

Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	March 4, 2022

Maribeth S. Rahe

By:	/s/ MARISSA M. SOLIS	Director	March 4, 2022

Marissa M. Solis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Defined Benefit Pension and Other Post-Retirement Benefit Obligations
Description of the Matter

The Company sponsors several pension plans and other postretirement benefit plans. At December 31, 2021, the Company's aggregate defined benefit pension obligation was $744 million and exceeded the fair value of pension plan assets of $617 million, resulting in an unfunded defined benefit pension obligation of $127 million. Also, at December 31, 2021, the other postretirement benefits obligation was approximately $96 million. As explained in Note 13 of the consolidated financial statements, the Company updates the assumptions used to measure the defined benefit pension and postretirement benefit obligations, including discount rates, at December 31 or upon a remeasurement event to reflect updated actuarial assumptions. The Company determines the discount rates used to measure the obligations based upon an analysis of a hypothetical portfolio of bonds that match the expected cash flow of its pension and other postretirement benefit plans. Auditing the post-retirement benefit obligations is complex and required the involvement of specialists due to the highly judgmental nature of assumptions used in the measurement process, primarily the discount rate assumptions, which had a significant effect on the projected benefit obligations.

How we addressed the Matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the post-retirement benefits obligation valuation process. For example, we tested controls over management's review of the benefit obligation calculations and the significant actuarial assumptions, including the discount rates. To test the determination of the discount rate used in the calculation of the pension and post-retirement benefit obligations, we performed audit procedures that focused on evaluating, with the assistance of our actuarial specialists, the determination of the discount rates, among other procedures. For example, we assessed the appropriateness of the bonds included in the analysis used by management by evaluating the criteria used to select bonds, and by testing the characteristics and investment grade of the bonds selected, and we tested the mathematical accuracy of the analysis used by management through recalculation of the present value of cash flows and compared to the disclosed obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

St. Louis, Missouri

March 4, 2022

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net revenues	$1,282,233	$1,304,028	$1,336,542

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	569,629	560,644	574,936
Selling, general and administrative expenses	271,125	275,361	299,088
Acquisition and other transaction costs	—	7,646	—
Loss on impairment of assets held for sale	5,704	—	—
Depreciation and amortization	300,597	324,864	381,237
Income from operations	135,178	135,513	81,281

Other income (expense):
Interest expense, net of interest income	(175,195)	(143,591)	(136,660)
Gain (loss) on extinguishment of debt	(17,101)	(18,264)	4,510
Investment income	42,307	41,062	38,088
Change in fair value of contingent payment rights	(86,476)	23,802	—
Other, net	873	9,716	(10,864)
Income (loss) before income taxes	(100,414)	48,238	(23,645)

Income tax expense (benefit)	6,279	10,936	(3,714)

Net income (loss)	(106,693)	37,302	(19,931)
Less: dividends on Series A preferred stock	2,677	—	—
Less: net income attributable to noncontrolling interest	392	325	452
Net income (loss) attributable to common shareholders	$(109,762)	$36,977	$(20,383)

Net income (loss) per basic and diluted common shares attributable to common shareholders	$(1.26)	$0.47	$(0.29)

Dividends declared per common share	$—	$—	$0.39

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$(106,693)	$37,302	$(19,931)
Pension and post-retirement obligations:
Change in net actuarial loss and prior service cost, net of tax of $11,903, $(9,710) and $(5,875)	33,344	(27,007)	(16,738)
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax of $1,950, $140 and $2,842	5,444	436	7,936
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax of $306, $(4,797) and $(6,776)	868	(13,601)	(19,237)
Cumulative adjustment upon adoption of ASU 2017-12, net of tax of $(203)	—	—	(576)
Reclassification of realized loss to earnings, net of tax of $3,773, $4,061 and $149	10,191	11,622	959
Comprehensive income (loss)	(56,846)	8,752	(47,587)
Less: comprehensive income attributable to noncontrolling interest	392	325	452
Total comprehensive income (loss) attributable to common shareholders	$(57,238)	$8,427	$(48,039)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$99,635	$155,561
Short-term investments	110,801	—
Accounts receivable, net of allowance for credit losses	133,362	137,646
Income tax receivable	1,134	1,072
Prepaid expenses and other current assets	56,831	46,382
Assets held for sale	26,052	—
Total current assets	427,815	340,661

Property, plant and equipment, net	2,019,444	1,760,152
Investments	109,578	111,665
Goodwill	1,013,243	1,035,274
Customer relationships, net	73,939	113,418
Other intangible assets	10,557	10,557
Other assets	58,116	135,573
Total assets	$3,712,692	$3,507,300

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,953	$25,283
Advance billings and customer deposits	53,028	49,544
Accrued compensation	68,272	74,957
Accrued interest	17,819	21,194
Accrued expense	97,417	81,931
Current portion of long-term debt and finance lease obligations	7,959	17,561
Liabilities held for sale	97	—
Total current liabilities	285,545	270,470

Long-term debt and finance lease obligations	2,118,853	1,932,666
Deferred income taxes	194,458	171,021
Pension and other post-retirement obligations	214,671	300,373
Convertible security interest	—	238,701
Contingent payment rights	—	123,241
Other long-term liabilities	62,789	81,600
Total liabilities	2,876,316	3,118,072

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 434,266 shares outstanding
as of December 31, 2021; liquidation preference of $436,943 as of December 31, 2021	288,576	—

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 and 100,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively, 113,647,364 and 79,227,607 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	1,137	792
Additional paid-in capital	740,746	525,673
Accumulated deficit	(141,599)	(34,514)
Accumulated other comprehensive loss, net	(59,571)	(109,418)
Noncontrolling interest	7,087	6,695
Total shareholders’ equity	547,800	389,228
Total liabilities, mezzanine equity and shareholders’ equity	$3,712,692	$3,507,300

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2018	—	$—	71,187	$712	$513,070	$(50,834)	$(53,212)	$5,918	$415,654
Cash dividends on common stock	—	—	—	—	(27,289)	(576)	—	—	(27,865)
Shares issued under employee plan, net of forfeitures	—	—	870	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	—	—	6,836	—	—	—	6,836
Purchase and retirement of common stock	—	—	(96)	(1)	(362)	—	—	—	(363)
Other comprehensive income (loss)	—	—	—	—	—	—	(27,656)	—	(27,656)
Cumulative adjustment upon adoption of ASU 2017-12	—	—	—	—	—	576	—	—	576
Net income (loss)	—	—	—	—	—	(20,383)	—	452	(19,931)
Balance at December 31, 2019	—	$—	71,961	$720	$492,246	$(71,217)	$(80,868)	$6,370	$347,251
Shares issued under employee plan, net of forfeitures	—	—	1,061	11	(11)	—	—	—	—
Shares issued to Searchlight	—	—	6,353	63	26,716	—	—	—	26,779
Non-cash, share-based compensation	—	—	—	—	7,533	—	—	—	7,533
Purchase and retirement of common stock	—	—	(147)	(2)	(811)	—	—	—	(813)
Other comprehensive income (loss)	—	—	—	—		—	(28,550)	—	(28,550)
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	—	—	(274)	—	—	(274)
Net income (loss)	—	—	—	—	—	36,977	—	325	37,302
Balance at December 31, 2020	—	$—	79,228	$792	$525,673	$(34,514)	$(109,418)	$6,695	$389,228
Shares issued under employee plan, net of forfeitures	—	—	1,652	17	(17)	—	—	—	—
Shares issued to Searchlight	—	—	32,986	330	209,387	—	—	—	209,717
Series A preferred stock issued	434	285,899	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	2,677	—	—	(2,677)	—	—	—	(2,677)
Non-cash, share-based compensation	—	—	—	—	10,097	—	—	—	10,097
Purchase and retirement of common stock	—	—	(219)	(2)	(1,717)	—	—	—	(1,719)
Other comprehensive income (loss)	—	—	—	—		—	49,847	—	49,847
Net income (loss)	—	—	—	—	—	(107,085)	—	392	(106,693)
Balance at December 31, 2021	434	$288,576	113,647	$1,137	$740,746	$(141,599)	$(59,571)	$7,087	$547,800

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(106,693)	$37,302	$(19,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	300,597	324,864	381,237
Deferred income taxes	5,504	8,386	(5,249)
Cash distributions from wireless partnerships in excess of (less than) current earnings	1,195	844	(1,901)
Pension and post-retirement contributions in excess of expense	(33,208)	(37,301)	(24,507)
Stock-based compensation expense	10,097	7,533	6,836
Amortization of deferred financing costs and discounts	15,622	7,871	4,932
Noncash interest expense on convertible security interest	30,927	7,875	—
Loss (gain) on extinguishment of debt	17,101	10,629	(4,510)
Loss (gain) on change in fair value of contingent payment rights	86,476	(23,802)	—
Loss on impairment of assets held for sale	5,704	—	—
Other, net	3,226	(2,501)	1,487
Changes in operating assets and liabilities:
Accounts receivable, net	4,103	(4,993)	13,120
Income tax receivable	(62)	3,103	9,908
Prepaid expenses and other assets	(12,863)	(7,457)	(1,546)
Accounts payable	(189)	(5,653)	(1,566)
Accrued expenses and other liabilities	(8,670)	38,280	(19,214)
Net cash provided by operating activities	318,867	364,980	339,096

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(480,346)	(217,563)	(232,203)
Purchase of investments	(175,764)	—	—
Proceeds from sale of assets	3,469	7,071	14,718
Proceeds from sale and maturity of investments	66,198	426	329
Other	—	—	(663)
Net cash used in investing activities	(586,443)	(210,066)	(217,819)

Cash flows from financing activities:
Proceeds from bond offering	400,000	750,000	—
Proceeds from issuance of long-term debt	150,000	1,271,250	195,000
Proceeds from issuance of common stock	75,000	350,000	—
Payment of finance lease obligations	(6,365)	(9,020)	(12,519)
Payment on long-term debt	(397,000)	(1,867,838)	(195,350)
Retirement of senior notes	—	(444,717)	(49,804)
Payment of financing costs	(8,266)	(59,139)	—
Share repurchases for minimum tax withholding	(1,719)	(812)	(363)
Dividends on common stock	—	—	(55,445)
Other	—	(1,472)	—
Net cash provided by (used in) financing activities	211,650	(11,748)	(118,481)
Change in cash and cash equivalents	(55,926)	143,166	2,796
Cash and cash equivalents at beginning of period	155,561	12,395	9,599
Cash and cash equivalents at end of period	$99,635	$155,561	$12,395

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

1.BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company,” “we,” “our” or “us”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.

Leveraging our advanced fiber network spanning approximately 52,400 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ materially from those estimates.  Our critical accounting estimates include (i) impairment evaluations associated with indefinite-lived intangible assets (Note 1), (ii) the determination of deferred tax asset and liability balances (Notes 1 and 14) and (iii) pension plan and other post-retirement costs and obligations (Notes 1 and 13).

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries and subsidiaries in which we have a controlling financial interest. All significant intercompany transactions have been eliminated.

Recent Business Developments

Searchlight Investment

On December 7, 2021, we closed on the final stage of the investment agreement (the “Investment Agreement”) entered into on September 13, 2020 with an affiliate of Searchlight Capital Partners, L.P. (“Searchlight”).  In connection with the Investment Agreement, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company and hold a combination of Series A perpetual preferred stock and approximately 35% of the Company’s outstanding common stock. For a more complete discussion of the transaction, refer to Note 4. With the strategic investment from Searchlight, we intend to enhance our fiber infrastructure and accelerate the investment in our network, which will include the upgrade over five years of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses. Our fiber build plan included the upgrade of approximately 330,000 homes and small businesses in 2021.

Refinancing of Long-term Debt

On October 2, 2020, the Company and certain of its wholly-owned subsidiaries completed a refinancing of our long-term debt through the issuance of $2,250.0 million in new secured debt and retired all of our existing then outstanding debt obligations. As described in Note 8, we entered into a new credit agreement and issued $750.0 million aggregate principal amount of 6.50% senior secured notes due 2028. On January 15, 2021, the Company issued an additional $150.0 million aggregate principal amount of incremental term loans under the credit agreement. On March 18, 2021, we issued $400.0 million aggregate principal amount 5.00% Senior Notes and used the net proceeds from the issuance of notes to repay $397.0 million of the term loans outstanding under the credit agreement. On April 5, 2021, we entered into an amendment to the credit agreement to refinance the outstanding term loans. For a more complete discussion of the refinancing, refer to Note 8.

COVID-19

We are closely monitoring the ongoing impact on our business of the novel strain of coronavirus (“COVID-19”) and its variants.  We are taking precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers.  While we have not seen a material adverse impact to our financial results from COVID-19 to date, if the pandemic worsens or new variants of the virus become more dominant and were to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be materially and adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act included, among other things, deferral of certain employer payroll tax payments and certain income tax law changes including modifications to the net interest deduction limitations.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The portion of the taxes deferred until 2021 were paid during the third quarter of 2021. On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was enacted and provides further economic relief to address the continued economic impact of COVID-19.  To date, these acts have not had a material impact on our consolidated financial statements, although we will continue to monitor the impact of any effects from these acts and other future legislation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Our cash equivalents consist primarily of money market funds and commercial paper.  The carrying amounts of our cash equivalents approximate their fair values.

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

The following table summarizes the activity in the ACL for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Balance at beginning of year	$9,136	$4,549	$4,421
Cumulative adjustment upon adoption of ASU 2016-13	—	144	—
Provision charged to expense	7,752	11,573	9,347
Write-offs, less recoveries	(6,927)	(7,130)	(9,219)
Balance at end of year	$9,961	$9,136	$4,549

Investments

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

Our long-term investments are primarily accounted for under either the equity method or at cost.  If we have the ability to exercise significant influence over the operations and financial policies of an affiliated company, the investment in the affiliated company is accounted for using the equity method.  If we do not have control and also cannot exercise significant influence, we account for these investments at our initial cost less impairment because fair value is not readily available for these investments.

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

Property, plant and equipment consisted of the following as of December 31, 2021 and 2020:

	December 31,	December 31,	Estimated
(In thousands)	2021	2020	Useful Lives
Land and buildings	$276,027	$274,535	18	-	40	years
Central office switching and transmission	1,590,510	1,475,590	3	-	25	years
Outside plant cable, wire and fiber facilities	2,152,253	2,036,312	3	-	50	years
Furniture, fixtures and equipment	324,562	303,680	3	-	15	years
Assets under finance leases	44,495	40,407	2	-	20	years
Total plant in service	4,387,847	4,130,524
Less: accumulated depreciation and amortization	(2,698,421)	(2,466,407)
Plant in service	1,689,426	1,664,117
Construction in progress	265,054	64,056
Construction inventory	64,964	31,979
Totals	$2,019,444	$1,760,152

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

Depreciation and amortization expense related to property, plant and equipment was $261.1 million, $274.2 million and $315.0 million in 2021, 2020 and 2019, respectively. Amortization of assets under capital leases is included in the depreciation and amortization expense in the consolidated statements of operations.

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

For the 2021 assessment, we evaluated the fair value of goodwill compared to the carrying value using the qualitative approach.  The results of the qualitative approach concluded that it was more likely than not that the fair value of goodwill was greater than the carrying value as of November 30, 2021.

If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded for the difference in the carrying value and fair value.  We did not recognize any goodwill impairment in 2021, 2020 or 2019 as a result of the impairment tests.

At December 31, 2021 and 2020, the carrying value of goodwill was $1,013.2 million and $1,035.3 million, respectively. Goodwill decreased $22.1 million during 2021 as a result of allocated goodwill for a divestiture classified as held for sale at December 31, 2021, as described in Note 5.

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

For the 2021 assessment, we used the qualitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on our assessment, we concluded that the fair value of the trade names continued to exceed the carrying value.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2021 and 2020.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services, trade names of acquired companies and other intangible assets.  Finite-lived intangible assets are amortized using an accelerated amortization method or on a straight-line basis over their estimated useful lives.  We evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.  We did not recognize any intangible impairment charges in the years ended December 31, 2021, 2020 or 2019.

The components of finite-lived intangible assets are as follows:

					December 31, 2021		December 31, 2020
					Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Useful Lives				Amount	Amortization	Amount	Amortization

Customer relationships	5	-	11	years	$318,498	$(244,559)	$318,921	$(205,503)

Amortization expense related to the finite-lived intangible assets for the years ended December 31, 2021, 2020 and 2019 was $39.5 million, $50.7 million and $66.2 million, respectively.  Expected future amortization expense of finite-lived intangible assets is as follows:

(In thousands)
2022	$30,850
2023	23,963
2024	10,617
2025	3,180
2026	2,529
Thereafter	2,800
Total	$73,939

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

For derivative instruments designated as a cash flow hedge, the change in the fair value is recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and is recognized as an adjustment to earnings over the period in which the hedged item impacts earnings.  When an interest rate swap agreement terminates, any resulting gain or loss is recognized over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt obligation.  If a derivative instrument is de-designated, the remaining gain or loss in AOCI on the date of de-designation is amortized to earnings over the remaining term of the hedging instrument. For derivative financial instruments that are not designated as a hedge, including those that have been de-designated, changes in fair value are recognized on a current basis in earnings.  Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our consolidated statement of cash flows.  See Note 9 for further discussion of our derivative financial instruments.

Series A Preferred Stock

Our Series A Preferred Stock is classified as mezzanine equity in the consolidated balance sheets due to a deemed liquidation feature, which gives holders the right to require the Company to redeem all or any part of the holders’ Series A Preferred Stock for cash in the event of a fundamental change or change in control.  We have not adjusted the carrying value of the Series A Preferred Stock to its liquidation value since the securities are not currently redeemable nor is it probable that they will become redeemable. Subsequent adjustments to increase the carrying value to the liquidation value will be made only if and when it becomes probable that such a deemed liquidation event will occur.

Share-based Compensation

We recognize share-based compensation expense for all restricted stock awards (“RSAs”) and performance share awards (“PSAs”) (collectively, “stock awards”) based on the estimated fair value of the stock awards on the date of grant.  We recognize the expense associated with RSAs and PSAs on a straight-line basis over the requisite service period, which generally ranges from immediate vesting to a four-year vesting period, and account for forfeitures as they occur.  See Note 12 for additional information regarding share-based compensation.

Pension Plan and Other Post-Retirement Benefits

We maintain noncontributory defined benefit pension plans and provide certain post-retirement health care and life insurance benefits to certain eligible employees.  We also maintain two unfunded supplemental retirement plans to provide incremental pension payments to certain former employees. See Note 13 for a more detailed discussion regarding our pension and other post-retirement benefits.

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

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 14 and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate.  We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions and tax planning opportunities available in the jurisdictions in which we operate.  We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss and tax credit loss carryforwards.  We establish valuation allowances when necessary to reduce the carrying amount of deferred income tax assets to the amounts that we believe are more likely than not to be realized.  We evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets.  When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change when the tax law change is enacted, based on the years in which the temporary differences are expected to reverse.  As we operate in more than one state, changes in our state apportionment factors, based on operating results, may affect our future effective tax rates and the value of our deferred tax assets and liabilities.  We record a change in tax rates in our consolidated financial statements in the period of enactment.

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

We record unrecognized tax benefits as liabilities in accordance with Accounting Standard Codification (“ASC”) 740, Income Taxes, and adjust these liabilities in the appropriate period when our judgment changes as a result of the evaluation of new information. In certain instances, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of interest expense and general and administrative expense, respectively.  See Note 14 for further discussion on income taxes.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $18.8 million, $11.1 million and $11.5 million in 2021, 2020 and 2019, respectively.

Statement of Cash Flows Information

During 2021, 2020 and 2019, we made payments for interest and income taxes as follows:

(In thousands)	2021	2020	2019
Interest, net of amounts capitalized ($5,590, $1,660 and $3,737 in 2021, 2020 and 2019, respectively)	$123,031	$120,897	$129,508
Income taxes paid (received), net	$836	$(553)	$(8,374)

In 2021, 2020 and 2019, we acquired equipment of $13.9 million, $2.5 million and $6.2 million, respectively, through finance lease agreements.

In 2021 and 2020, we acquired property and equipment of $52.9 million and $17.4 million, respectively, which were accrued but not yet paid.

Noncontrolling Interest

We have a majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”), which is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC.  ETFL provides connectivity over a fiber optic transport network to certain customers residing in Texas.

Recent Accounting Pronouncements

Effective January 1, 2021, we adopted ASU No. 2020-06 (“ASU 2020-06”), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies guidance on accounting for convertible instruments and contracts in an entity’s own equity including calculating diluted earnings per share. The adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures.

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

In November 2021, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2021-10 (“ASU 2021-10”), Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires disclosure by business entities of the types of government assistance received, the method of accounting for such assistance and the effects of the assistance on its financial statements. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact this update will have on our related disclosures.

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. We are currently evaluating the impact these updates will have on our consolidated financial statements and related disclosures.

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Operating Revenues
Commercial and carrier:
Data and transport services (includes VoIP)	$362,365	$362,078	$355,325
Voice services	171,750	181,700	188,322
Other	41,624	45,155	52,894
	575,739	588,933	596,541
Consumer:
Broadband (VoIP and Data)	269,323	263,059	257,083
Video services	65,114	74,343	81,378
Voice services	160,698	170,503	180,839
	495,135	507,905	519,300
Subsidies	69,739	71,989	72,440
Network access	120,487	125,261	138,056
Other products and services	21,133	9,940	10,205
Total operating revenues	$1,282,233	$1,304,028	$1,336,542

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Year Ended December 31,
(In thousands)	2021	2020
Accounts receivable, net	$133,362	$137,646
Contract assets	23,893	21,004
Contract liabilities	60,503	55,942

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions. These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the years ended December 31, 2021, 2020 and 2019, the Company recognized expense of $11.1 million, $9.0 million and $6.3 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the years ended December 31, 2021, 2020 and 2019, the Company recognized previously deferred revenues of $471.7 million, $443.0 million and $397.5 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2021.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

(In thousands, except per share amounts)	2021	2020	2019
Net income (loss)	$(106,693)	$37,302	$(19,931)
Less: dividends on Series A preferred stock	2,677	—	—
Less: net income attributable to noncontrolling interest	392	325	452
Income (loss) attributable to common shareholders before allocation of earnings to participating securities	(109,762)	36,977	(20,383)
Less: earnings allocated to participating securities	—	2,844	462
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(109,762)	$34,133	$(20,845)

Weighted-average number of common shares outstanding	87,293	72,752	70,837

Net income (loss) per common share attributable to common shareholders - basic and diluted	$(1.26)	$0.47	$(0.29)

Diluted EPS attributable to common shareholders for the year ended December 31, 2021 excludes 3.2 million potential common shares related to our share-based compensation plan. Diluted EPS attributable to common shareholders for the year ended December 31, 2020 excludes 6.1 million potential common shares related to our share-based compensation plan and the contingent payment right (“CPR”) issued to Searchlight on October 2, 2020, as described in Note 4, because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS attributable to common shareholders for the year ended December 31, 2019 excludes 1.1 million potential common shares that could be issued under our share-based compensation plan.

4.SEARCHLIGHT INVESTMENT

In connection with the Investment Agreement entered into on September 13, 2020, affiliates of Searchlight committed to invest up to an aggregate of $425.0 million in the Company. The investment commitment was structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and was issued a CPR that was convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9% of the Company’s common stock.  In addition, Searchlight received the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”), which will be convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion.

On July 15, 2021, the Company received all required state public utility commission regulatory approvals necessary for the conversion of the CPR into 16.9% additional shares of the Company’s common stock. As a result, the CPR was converted into 17,870,012 shares of common stock, which were issued to Searchlight on July 16, 2021.

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of December 31, 2021, the total shares of common stock issued to Searchlight represent approximately 35% of the Company’s outstanding common stock.

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
$409,914

At December 31, 2020, the net present value of the receivable for the additional investment of $75.0 million expected to be received from Searchlight upon the closing of the second stage of the transaction was $74.7 million, net of unamortized discount of $0.3 million, and was included within other assets in the consolidated balance sheet.

Prior to conversion, the CPR was reported at its estimated fair value within long-term liabilities in the consolidated balance sheet. Subsequent changes in fair value were reflected in earnings within other income and expense in the consolidated statements of operations. As of December 31, 2020, the estimated fair value of the CPR was $123.2 million and during the years ended December 31, 2021 and 2020, we recognized a loss of $86.5 million and a gain of $23.5 million, respectively, on the change in the fair value of the CPR. Issuance costs allocated to the CPR of $7.6 million were expensed as incurred during the year ended December 31, 2020, which were included in acquisition and other transaction costs in the consolidated statements of operations.

The Note bore interest at 9.0% per annum from the date of the closing of the first stage of the transaction and was payable semi-annually in arrears on April 1 and October 1 of each year. The term of the Note was 10 years and was due on October 1, 2029. The Note included a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020.  During the year ended December 31, 2021, the Company elected the PIK option and accrued interest of $38.8 million was added to the principal balance of the Note. At December 31, 2020, the net carrying value of the Note was $238.7 million, net of unamortized discount and issuance costs of $144.8 million and $12.0 million, respectively. The unamortized discount and issuance costs were being amortized over the contractual term of the Note using the effective interest method. On December 7, 2021, Searchlight exercised its option to convert the Note and the net carrying value of the Note of $285.9 million, net of unamortized discount and issuance costs of $139.7 million and $8.7 million, respectively, was converted into 434,266 shares of Series A Preferred Stock at a liquidation preference of $1,000 per share.  Dividends on the Series A Preferred Stock will accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears. See Note 11 for more information on the terms of the Series A Preferred Stock.

5.DIVESTITURES

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC”), for approximately $26.0 million in cash, subject to a customary working capital adjustment.  CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and includes approximately 4,000 access lines and 3,900 data connections. Subsequent to December 31, 2021, the parties received all required regulatory approvals and the transaction closed on February 1, 2022. The asset sale aligns with our strategic asset review and focus on our core broadband regions.

At December 31, 2021, the major classes of assets and liabilities to be sold were classified as held for sale in the consolidated balance sheet and consisted of the following:

(In thousands)
Current assets	$196
Property, plant and equipment	9,529
Goodwill	16,327
Total assets	$26,052

Current liabilities	$91
Other long-term liabilities	6
Total liabilities	$97

In connection with the classification as assets held for sale, the carrying value of the net assets were reduced to their estimated fair value of approximately $25.9 million, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy.  As a result, we recognized an impairment loss of $5.7 million during the year ended December 31, 2021.

Subsequent to December 31, 2021, we entered into a definitive agreement on March 2, 2022 to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”). The Kansas City operations provides data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 19,000 consumer customers and 1,900 commercial customers. The transaction is expected to close in the second half of 2022 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions. We estimate that the pre-tax impairment loss to be recognized during the quarter ended March 31, 2022 will range from $125.0 million to $130.0 million, which includes approximately $90.0 million in allocated goodwill.

6.INVESTMENTS

Our investments are as follows:

(In thousands)	2021	2020
Short-term investments:
Held-to-maturity debt securities	$110,801	$—

Long-term investments:
Cash surrender value of life insurance policies	$2,659	$2,536
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,867	8,882
Other	273	273
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	19,648	20,299
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	7,303	7,482
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,428	27,793
Totals	$109,578	$111,665

Held-to-Maturity Debt Securities

Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At December 31, 2021, we had $20.0 million of investments in commercial paper included in cash and cash equivalents and $40.0 million of investments in commercial paper and $70.8 million of investments in certificate of deposits included in short-term investments. The investments have original maturities of less than one year. As of December 31, 2021, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

Investments at Cost

We own 2.34%of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”). The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas. We also own 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments. We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year. For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any (there were none during the periods presented).  We record distributions received from these investments as investment income in non-operating income (expense).  In 2021, 2020 and 2019, we received cash distributions from these partnerships totaling $20.7 million, $19.1 million and $16.8 million, respectively.

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

Equity Method

We own 20.51%of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. In connection with the adoption of ASC 606 by our equity method partnerships, the value of our combined partnership interests increased $1.8 million, which is reflected in the cumulative effect adjustment to retained earnings during the year ended December 31, 2019.  In 2021, 2020 and 2019, we received cash distributions from these partnerships totaling $22.3 million, $22.4 million and $19.0 million, respectively.  The carrying value of the investments exceeds the underlying equity in net assets of the partnerships by $32.8 million as of December 31, 2021 and 2020.

7.FAIR VALUE MEASUREMENTS

Financial Instruments

Interest Rate Swap Agreements

Our derivative instruments related to interest rate swap agreements are required to be measured at fair value on a recurring basis.  The fair values of the interest rate swaps are determined using valuation models and are categorized within Level 2 of the fair value hierarchy as the valuation inputs are based on quoted prices and observable market data of similar instruments.  See Note 9 for further discussion regarding our interest rate swap agreements.

Our interest rate swap agreements measured at fair value on a recurring basis at December 31, 2021 and 2020 were as follows:

As of December 31, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(12,813)	$—	$(12,813)	$—

		As of December 31, 2020
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap liabilities	$(6,297)	$—	$(6,297)	$—
Long-term interest rate swap liabilities	(22,958)	—	(22,958)	—
Total	$(29,255)	$—	$(29,255)	$—

Contingent Payment Obligation

The contingent payment obligation represented the CPR issued to Searchlight in connection with the Investment Agreement. The CPR was measured at its estimated fair value on a recurring basis based on a market approach utilizing observable market values and a marketability discount.  As of December 31, 2020, the estimated fair value of the CPR was $123.2 million and was classified as Level 2 within the fair value hierarchy.

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2021 and 2020.

	As of December 31, 2021		As of December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,139,567	$2,186,508	$1,978,694	$2,039,790

Cost & Equity Method Investments

Our investments at December 31, 2021 and 2020 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank.  It is impracticable to determine fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8.LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Senior secured credit facility:
Term loans, net of discounts of $10,308 and $18,181 at December 31, 2021 and 2020, respectively	$989,567	$1,228,694
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	—
Finance leases	24,990	17,467
	2,164,557	1,996,161
Less: current portion of long-term debt and finance leases	(7,959)	(17,561)
Less: deferred debt issuance costs	(37,745)	(45,934)
Total long-term debt	$2,118,853	$1,932,666

Credit Agreement

On October 2, 2020, the Company, through certain of its wholly-owned subsidiaries, entered into a Credit Agreement with various financial institutions (the “Credit Agreement”) to replace the Company’s previous credit agreement in its entirety.  The Credit Agreement consisted of term loans in the aggregate amount of $1,250.0 million (the “Initial Term Loans”) and a revolving loan facility of $250.0 million.  The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million plus (b) an amount which would not cause its senior secured leverage ratio not to exceed 3.70:1.00 (the “Incremental Facility”).  Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.

The Term Loans were issued in an original aggregate principal amount of $1,250.0 million with a maturity date of October 2, 2027 and contained an original issuance discount of 1.5% or $18.8 million, which is being amortized over the term of the loan.  Prior to amendments to the Credit Agreement, as described below, the Initial Term Loans required quarterly principal payments of $3.1 million, which commenced December 31, 2020, and bore interest at a rate 4.75% plus the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% LIBOR floor.

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

On March 18, 2021, the Company repaid $397.0 million of the outstanding Term Loans with the net proceeds received from the issuance of $400.0 million aggregate principal amount of 5.00% senior secured notes due 2028 (the “5.00% Senior Notes”), as described below.  The repayment of the Term Loans was applied to the remaining principal payments in direct order of maturity, thereby eliminating the required quarterly principal payments through the remaining term of the loan.  In connection with the repayment of the Term Loans, we recognized a loss on extinguishment of debt of $12.0 million during the year ended December 31, 2021.

On April 5, 2021, the Company, entered into a second amendment to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions. As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remains unchanged. In connection with entering into the Second Amendment, we recognized a loss of $5.1 million on the extinguishment of debt during the year ended December 31, 2021.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of December 31, 2021 and 2020, there were no borrowings outstanding under the revolving credit facility.  Stand-by letters of credit of $25.1 million were outstanding under our revolving credit facility as of December 31, 2021.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2021, $224.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facilities was 4.25% and 5.75% at December 31, 2021 and 2020, respectively.  Interest is payable at least quarterly.

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

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00.  As of December 31, 2021, our consolidated first lien leverage ratio under the Credit Agreement was 4.14:1.00.  As of December 31, 2021, we were in compliance with the Credit Agreement covenants.

Senior Notes

6.50% Senior Notes due 2028

On October 2, 2020, we completed an offering of $750.0 million aggregate principal amount of 6.50% unsubordinated secured notes due 2028 (the “6.50% Senior Notes”).  The 6.50% Senior Notes were priced at par and bear interest at a rate of 6.50%, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021.  The 6.50% Senior Notes mature on October 1, 2028. Deferred debt issuance costs of $17.0 million incurred in connection with the issuance of the 6.50% Senior Notes in 2020 are being amortized using the effective interest method over the term of the Senior Notes. The net proceeds from the issuance of the 6.50% Senior Notes were used to redeem our then outstanding $440.5 million aggregate principal amount of 6.50% Senior Notes due in October 2022 at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest through the redemption date, to repay a portion of the outstanding borrowings under the previous credit agreement as part of the refinancing in October 2020 and to pay related fees and expenses.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  At December 31, 2021, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

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

Future Maturities of Debt

At December 31, 2021, the aggregate maturities of our long-term debt excluding finance leases were as follows:

(In thousands)
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	2,149,875
Total maturities	2,149,875
Less: Unamortized discount	(10,308)
$2,139,567

See Note 10 regarding the future maturities of our obligations for finance leases.

9.DERIVATIVE FINANCIAL INSTRUMENTS

We may utilize interest rate swap agreements to mitigate risk associated with fluctuations in interest rates related to our variable rate debt obligations under the Credit Agreement. Derivative financial instruments are recorded at fair value in our consolidated balance sheets.

The following interest rate swaps were outstanding at December 31, 2021:

	Notional
(In thousands)	Amount	2021 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	$(12,813)

Our interest rate swap agreements mature on July 31, 2023.

The following interest rate swaps were outstanding at December 31, 2020:

	Notional
(In thousands)	Amount	2020 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$705,000	Accrued expense	$(6,297)
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	(22,958)
Total Fair Values			$(29,255)

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

At December 31, 2021 and 2020, the total pre-tax unrealized loss related to our interest rate swap agreements included in AOCI was $(10.1) million and $(25.2) million, respectively.  From the balance in AOCI as of December 31, 2021, we expect to recognize a loss of approximately $7.1 million in earnings as interest expense in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Unrealized gain (loss) recognized in AOCI, pretax	$1,174	$(18,398)	$(26,013)
Deferred loss reclassified from AOCI to interest expense	$(13,964)	$(15,683)	$(1,108)

10. LEASES

We have entered into various leases for certain facilities, land, underground conduit, colocations, and equipment used in our operations.  For leases with a term greater than 12 months, we recognize a right-to-use asset and a lease liability based on the present value of lease payments over the lease term.  The leases have remaining lease terms of one year to 87 years and may include one or more options to renew, which can extend the lease term from one to five years or more. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Short-term lease expense, which is recognized in cost of services and products, was not material to the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.  Variable lease payments are expensed as incurred.

The following table summarizes the components of our lease right-of use assets and liabilities at December 31, 2021 and 2020:

(In thousands)	Balance Sheet Classification	2021	2020
Operating leases
Operating lease right-of-use assets	Other assets	$25,072	$25,808
Current lease liabilities	Accrued expense	$(6,383)	$(5,824)
Noncurrent lease liabilities	Other long-term liabilities	$(19,072)	$(20,192)

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $16,255 and $23,034	Property, plant and equipment, net	$28,240	$17,373
Current lease liabilities	Current portion of long-term debt and finance lease obligations	$(7,959)	$(5,061)
Noncurrent lease liabilities	Long-term debt and finance lease obligations	$(17,031)	$(12,406)

Weighted-average remaining lease term
Operating leases		7.1 years	7.2 years
Finance leases		4.6 years	6.2 years
Weighted-average discount rate
Operating leases		6.27%	6.43%
Finance leases		5.55%	6.99%

The components of lease expense for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$4,152	$7,442	$12,031
Interest on lease liabilities	1,106	1,356	1,993
Operating lease cost	8,359	8,421	8,902
Variable lease cost	2,054	2,205	2,392
Total lease cost	$15,671	$19,424	$25,318

The following table presents supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,111	$8,325	$8,701
Operating cash flows for finance leases	1,106	1,356	1,993
Financing cash flows for finance leases	6,365	9,020	12,519
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	5,673	6,842	2,269
Finance leases	13,888	2,534	6,227

At December 31, 2021, the aggregate maturities of our lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
2022	$7,726	$9,020
2023	5,646	7,150
2024	4,030	5,150
2025	3,357	1,869
2026	1,909	1,727
Thereafter	9,460	2,994
Total lease payments	32,128	27,910
Less: Interest	(6,673)	(2,920)
	$25,455	$24,990

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the years ended December 31, 2021, 2020 and 2019, we entered into IRU arrangements for exclusive access to and unrestricted use of specific assets.  These arrangements were recognized as sales-type leases as the term of the arrangements were for a major part of the asset’s remaining economic life.  The arrangements did not have a material impact on our financial statements for the respective years.

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

11. MEZZANINE EQUITY

Series A Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Series A Perpetual Preferred Stock with a par value of $0.01 per share.  The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and redemption rights.  The following is a summary of certain provisions of the Series A Preferred Stock.

Dividends

Dividends on each share of Series A Preferred Stock accrue daily on the liquidation preference at a rate of 9.0% per annum and will be payable semi-annually in arrears on January 1 and July 1 of each year.  Dividends are payable until October 2, 2025 at our election, either in cash or in-kind through an accrual of unpaid dividends, which are automatically added to the liquidation preference; and after October 2, 2025, solely in cash.  The liquidation preference at any given time is $1,000 per share.  In the event that the Company’s Board of Directors fails to declare and pay dividends in cash after October 2, 2025, among other conditions, the dividend rate applicable to each subsequent dividend period will increase to 11.0%.

Redemption

Upon a fundamental change such as a change of control, liquidation, dissolution or winding up event, holders of the Series A Preferred Stock will have the right to require the Company to repurchase all or any part of the outstanding Series A Preferred Stock for cash at a price equal the liquidation preference and accrued and unpaid dividends through and including the fundamental change date.

The Company may, at its option redeem all or any part of the outstanding shares of Series A Preferred Stock at a purchase price per share in cash equal to the sum of the liquidation preference and accrued and unpaid dividends.  A premium may also be payable in connection with any such redemption.

Voting Rights

Holders of Series A Preferred Stock are entitled to one vote per share on matters specifically related to the Series A Preferred Stock.  The holders do not otherwise have any voting rights.  If preferred dividends have not been paid in cash in full for two dividend periods after October 2, 2025, whether or not consecutive, then the holders of the Series A Preferred Stock, voting together as a single class, will be entitled to elect two additional directors to the board of directors.

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Series A Preferred Stock is classified as mezzanine equity in the consolidated balance sheets.  As of December 31, 2021, the liquidation preference of the Series A Preferred Stock was $436.9 million, which includes accrued and unpaid dividends of $2.7 million.  The Company intends to exercise the PIK dividend option on the Series A Preferred Stock through at least 2022.

12.SHAREHOLDERS’ EQUITY

Common Stock Dividends

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

The following table summarizes grants of RSAs and PSAs under the Plan during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
		Grant Date		Grant Date		Grant Date
	2021	Fair Value	2020	Fair Value	2019	Fair Value
RSAs Granted	941,748	$7.51	863,710	$6.30	551,214	$9.87
PSAs Granted	788,054	$6.31	240,669	$9.86	371,672	$12.45
Total	1,729,802		1,104,379		922,886

The following table summarizes the RSA and PSA activity during the year ended December 31, 2021:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2020	833,973	$7.81	365,040	$11.06
Shares granted	941,748	$7.51	788,054	$6.31
Shares vested	(670,476)	$8.12	(191,623)	$9.60
Shares forfeited, cancelled or retired	(35,428)	$8.14	(41,461)	$8.50
Non-vested shares outstanding - December 31, 2021	1,069,817	$7.34	920,010	$7.40

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2021, 2020 and 2019 was $7.3 million, $6.4 million and $5.6 million, respectively.

Share-based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Restricted stock	$5,478	$4,597	$4,013
Performance shares	4,619	2,936	2,823
Total	$10,097	$7,533	$6,836

Income tax benefits related to share-based compensation of approximately $2.6 million, $2.0 million and $1.8 million were recorded for the years ended December 31, 2021, 2020 and 2019, respectively.  Share-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2021, total unrecognized compensation cost related to non-vested RSAs and PSAs was $15.4 million and will be recognized over a weighted-average period of approximately 1.6 years.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component during 2021 and 2020:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2019	$(64,316)	$(16,552)	$(80,868)
Other comprehensive loss before reclassifications	(27,007)	(13,601)	(40,608)
Amounts reclassified from accumulated other comprehensive loss	436	11,622	12,058
Net current period other comprehensive income (loss)	(26,571)	(1,979)	(28,550)
Balance at December 31, 2020	$(90,887)	$(18,531)	$(109,418)
Other comprehensive gain before reclassifications	33,344	868	34,212
Amounts reclassified from accumulated other comprehensive loss	5,444	10,191	15,635
Net current period other comprehensive income	38,788	11,059	49,847
Balance at December 31, 2021	$(52,099)	$(7,472)	$(59,571)

The following table summarizes reclassifications from accumulated other comprehensive loss during 2021 and 2020:

	Year Ended December 31,		Affected Line Item in the
(In thousands)	2021	2020	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit (cost)	$779	$(1,270)	(a)
Actuarial gain (loss)	(2,309)	694	(a)
Settlement loss	(5,864)	—	(a)
	(7,394)	(576)	Total before tax
	1,950	140	Tax benefit
	$(5,444)	$(436)	Net of tax

Gain (Loss) on cash flow hedges:
Interest rate derivatives	$(13,964)	$(15,683)	Interest expense
	3,773	4,061	Tax benefit
	$(10,191)	$(11,622)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans. See Note 13 for additional details.

13.PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

Defined Benefit Plans

We sponsor three qualified defined benefit pension plans that are non-contributory covering substantially all of our hourly employees under collective bargaining agreements who fulfill minimum age and service requirements and certain salaried employees. The defined benefit pension plans are closed to all new entrants. All of our defined benefit pension plans are now frozen to all current employees and no additional monthly pension benefits will accrue under those plans.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Pension Plans as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Change in benefit obligation
Benefit obligation at the beginning of the year	$826,120	$759,821
Interest cost	22,758	25,971
Actuarial loss (gain)	(19,218)	75,131
Benefits paid	(36,381)	(34,803)
Plan settlement	(48,816)	—
Benefit obligation at the end of the year	$744,463	$826,120

(In thousands)	2021	2020
Change in plan assets
Fair value of plan assets at the beginning of the year	$623,826	$556,967
Employer contributions	20,755	24,039
Actual return on plan assets	58,156	77,623
Benefits paid	(36,381)	(34,803)
Plan settlement	(48,816)	—
Fair value of plan assets at the end of the year	$617,540	$623,826
Funded status at year end	$(126,923)	$(202,294)

In the year ended December 31, 2021, the actuarial gain on the benefit obligation was primarily due to an increase in the discount rate. In the year ended December 31, 2020, the actuarial loss on the benefit obligation was primarily due to a decrease in the discount rate.

Amounts recognized in the consolidated balance sheets at December 31, 2021 and 2020 consisted of:

(In thousands)	2021	2020
Current liabilities	$(242)	$(244)
Long-term liabilities	$(126,681)	$(202,050)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2021 and 2020 consisted of:

(In thousands)	2021	2020
Unamortized prior service cost	$808	$930
Unamortized net actuarial loss	90,318	138,868
	$91,126	$139,798

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of operations for the plans for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Service cost	$—	$—	$50
Interest cost	22,758	25,971	30,327
Expected return on plan assets	(36,997)	(34,544)	(34,627)
Amortization of:
Net actuarial loss	2,309	1,165	2,890
Prior service cost	122	123	123
Plan settlement	5,864	—	6,726
Net periodic pension cost (benefit)	$(5,944)	$(7,285)	$5,489

The components of net periodic pension cost other than the service cost component are included in other, net within other income (expense) in the consolidated statements of operations.

In 2021 and 2019, we purchased a group annuity contract to transfer the pension benefit obligations and annuity administration for a select group of retirees or their beneficiaries to an annuity provider.  Upon issuance of the group annuity contract, in 2021 the pension benefit obligation of $47.1 million for approximately 400 participants was irrevocably transferred to the annuity provider and in 2019 the pension benefit obligation of $24.4 million for approximately 500 participants was irrevocably transferred to the annuity provider.  The purchase of the group annuity contracts was funded directly by the assets of the Pension Plans.  During the years ended December 31, 2021 and 2019, we recognized a pension settlement charge of $5.9 million and $6.7 million, respectively, as a result of the transfer of the pension liability to the annuity provider and other lump sum payments made during the years.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2021 and 2020:

(In thousands)	2021	2020
Actuarial loss (gain), net	$(40,377)	$32,052
Recognized actuarial loss	(2,309)	(1,165)
Recognized prior service cost	(122)	(123)
Plan settlement	(5,864)	—
Total amount recognized in other comprehensive loss, before tax effects	$(48,672)	$30,764

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Discount rate - net periodic benefit cost	2.81%	3.51%	4.36%
Discount rate - benefit obligation	3.05%	2.81%	3.51%
Expected long-term rate of return on plan assets	6.00%	6.25%	6.97%
Rate of compensation/salary increase	N/A	2.50%	2.50%
Interest crediting rate for cash balance plans	2.00%	2.00%	3.00%

Other Non-qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.2 million for each of the years ended December 31, 2021 and 2020, respectively.  The net present value of the remaining obligations was approximately $0.6 million and $0.8 million at December 31, 2021 and 2020, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 22 life insurance policies on certain of the participating former directors and employees. We recognized $0.1 million and $1.4 million in life insurance proceeds as other non-operating income in 2021 and 2020, respectively. The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.7 million and $2.5 million at December 31, 2021 and 2020, respectively. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $6.2 million and $6.3 million as of December 31, 2021 and 2020, respectively.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2021 and 2020:

(In thousands)	2021	2020
Change in benefit obligation
Benefit obligation at the beginning of the year	$106,704	$107,132
Service cost	649	825
Interest cost	2,579	3,265
Plan participant contributions	868	218
Actuarial loss (gain)	(4,860)	6,387
Benefits paid	(9,506)	(9,376)
Plan amendments	—	(1,747)
Benefit obligation at the end of the year	$96,434	$106,704

(In thousands)	2021	2020
Change in plan assets
Fair value of plan assets at the beginning of the year	$3,337	$3,164
Employer contributions	8,638	9,159
Plan participant’s contributions	868	218
Actual return on plan assets	209	172
Benefits paid	(9,506)	(9,376)
Fair value of plan assets at the end of the year	$3,546	$3,337
Funded status at year end	$(92,888)	$(103,367)

In the year ended December 31, 2021, the actuarial gain on the benefit obligation was primarily due to the underwriting gain and an increase in the discount rate. In the year ended December 31, 2020, the actuarial loss on the benefit obligation was primarily due to a decrease in the discount rate which was partially offset by the underwriting gain.

Amounts recognized in the consolidated balance sheets at December 31, 2021 and 2020 consist of:

(In thousands)	2021	2020
Current liabilities	$(5,446)	$(5,709)
Long-term liabilities	$(87,442)	$(97,658)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2021 and 2020 consist of:

(In thousands)	2021	2020
Unamortized prior service credit	$(2,865)	$(3,766)
Unamortized net actuarial loss (gain)	(4,585)	284
	$(7,450)	$(3,482)

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2021, 2020 and 2019:

(In thousands)	2021	2020	2019
Service cost	$649	$825	$957
Interest cost	2,579	3,265	4,231
Expected return on plan assets	(200)	(197)	(180)
Amortization of:
Net actuarial gain	—	(1,859)	(2,033)
Prior service cost (credit)	(901)	1,147	3,072
Net periodic postretirement benefit cost	$2,127	$3,181	$6,047

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the consolidated statements of operations.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2021 and 2020:

(In thousands)	2021	2020
Actuarial loss (gain), net	$(4,869)	$6,412
Recognized actuarial gain	—	1,859
Prior service credit	—	(1,747)
Recognized prior service (cost) credit	901	(1,147)
Total amount recognized in other comprehensive loss, before tax effects	$(3,968)	$5,377

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Discount rate - net periodic benefit cost	2.57%	3.35%	4.35%
Discount rate - benefit obligation	2.93%	2.56%	3.34%
Rate of compensation/salary increase	2.50%	2.50%	2.50%

For purposes of determining the cost and obligation for post-retirement medical benefits, a 6.25% healthcare cost trend rate was assumed for the plan in 2021, declining to the ultimate trend rate of 5.00% in 2027.

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

The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the pension plan’s strategic allocation. We update our long-term, strategic asset allocations every few years to ensure they are in line with our fund objectives.  At December 31, 2021, the target allocation of the Pension Plan assets is approximately 70 - 90% in return seeking assets consisting primarily of equity and fixed income funds with the remainder in hedge funds.  Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility or to gain desired exposure to various markets and return drivers.  Currently, we believe that there are no significant concentrations of risk associated with the Pension Plan assets.

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2021 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2021.

Common Stocks:  Includes domestic and international common stocks and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded.

Common Collective Trusts and Commingled Funds:  Units in the fund are valued based on the net asset value (“NAV”) of the funds, which is based on the fair value of the underlying investments held by the fund less its liabilities as reported by the issuer of the fund. The NAV per share is used as a practical expedient to estimate fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported net asset value. These investments have no unfunded commitments, are redeemable daily, weekly, monthly, quarterly or semi-annually and have redemption notice periods of up to 180 days.

The fair values of our assets for our defined benefit pension plans at December 31, 2021 and 2020, by asset category were as follows:

		As of December 31, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$459	$459	$—	$—
Equities:
Stocks:
U.S. common stocks	24	24	—	—
International stocks	1	1	—	—
Total plan assets in the fair value hierarchy	484	$484	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	6,477
Equities:
Global	223,101
Real estate	126,980
Fixed Income	194,189
Hedge Funds	66,309
Total plan assets	$617,540

		As of December 31, 2020
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Equities:
Stocks:
U.S. common stocks	$15	$15	$—	$—
International stocks	1	1	—	—
Total plan assets in the fair value hierarchy	16	$16	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	7,479
Equities:
Global	232,933
Real estate	89,508
Fixed Income	247,479
Hedge Funds	46,402
Other assets/(liabilities) (3)	9
Total plan assets	$623,826

(1)	Certain investments that are measured at fair value using NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
(2)	Short-term investments include an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper, U.S. government obligations and variable rate securities with maturities less than one year.

(3)	Other assets/(liabilities) include accrued receivables, net payables and pending settlements.

The fair values of our assets for our post-retirement benefit plans at December 31, 2021 and 2020 were as follows:

		As of December 31, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3	$3	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	39
Equities:
Global	1,330
Real estate	757
Fixed Income	1,158
Hedge Funds	395
Total plan assets	3,682
Benefit payments payable	(136)
Net plan assets	$3,546

As of
December 31,
(In thousands)	2020
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	$41
Equities:
Global	1,288
Real estate	496
Fixed Income	1,369
Hedge Funds	257
Total plan assets	3,451
Benefit payments payable	(114)
Net plan assets	$3,337

(1)	Certain investments that are measured at fair value using NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
(2)	Short-term investments include investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. government obligations with maturities less than one year.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws. We have elected not to reduce our required pension contributions to the minimum funding requirements under ARPA and our expected contributions for 2022 are based on historical minimum funding requirements in order to increase the Pension Plan’s funded status. We expect to contribute approximately $20.5 million to our Pension Plans and $8.2 million to our other post-retirement plans in 2022.

Estimated Future Benefit Payments

As of December 31, 2021, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2022	$31,143	$8,155
2023	32,136	7,710
2024	33,515	7,206
2025	34,550	6,691
2026	35,610	6,284
2027 - 2031	189,363	27,262

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recognized expense with respect to these plans of $15.6 million, $15.6 million and $15.8 million in 2021, 2020 and 2019, respectively.

14.INCOME TAXES

Income tax expense (benefit) consists of the following components:

	For the Year Ended
(In thousands)	2021	2020	2019
Current:
Federal	$305	$314	$143
State	470	2,236	1,392
Total current expense	775	2,550	1,535

Deferred:
Federal	4,867	8,802	(4,339)
State	637	(416)	(910)
Total deferred expense (benefit)	5,504	8,386	(5,249)
Total income tax expense (benefit)	$6,279	$10,936	$(3,714)

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended
(In percentages)	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.4	1.6	10.6
Searchlight investment	(33.0)	(3.3)	—
Other permanent differences	(0.5)	2.2	(4.5)
Change in deferred tax rate	—	—	(2.9)
Valuation allowance	(1.7)	2.8	(4.7)
Provision to return	2.6	(1.1)	(0.5)
Nondeductible goodwill	(1.5)	—	—
State audit settlement	—	—	(3.2)
Other	0.4	(0.5)	(0.1)
	(6.3)%	22.7%	15.7%

Deferred Taxes

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2021	2020
Non-current deferred tax assets:
Reserve for uncollectible accounts	$2,632	$2,420
Accrued vacation pay deducted when paid	4,388	4,354
Accrued expenses and deferred revenue	15,019	16,419
Net operating loss carryforwards	100,402	76,198
Excess interest carryforward	2,402	—
Pension and postretirement obligations	57,507	79,688
Share-based compensation	1,706	974
Derivative instruments	2,633	6,582
Financing costs	—	1,177
Tax credit carryforwards	4,854	4,990
	191,543	192,802
Valuation allowance	(8,580)	(7,139)
Net non-current deferred tax assets	182,963	185,663

Non-current deferred tax liabilities:
Goodwill and other intangibles	(44,044)	(53,797)
Basis in investment	(4)	(12)
Partnership investments	(16,902)	(15,988)
Property, plant and equipment	(310,579)	(286,888)
Financing costs	(5,892)	—
Other	—	1
	(377,421)	(356,684)
Net non-current deferred taxes	$(194,458)	$(171,021)

The investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes; therefore, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR resulted in an increase of $33.1 million and a decrease of $1.6 million to our current tax expense for 2021 and 2020, respectively.

As of December 31, 2021, the American Rescue Plan Act did not have a material impact on the Company’s income tax positions. We will continue to evaluate the impact of enacted and future legislation.

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

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards as of December 31, 2021 of $423.1 million and related deferred tax assets of $88.9 million.  The federal NOL carryforwards for tax years beginning after December 31, 2017 of $157.2 million and related deferred tax assets of $33.0 million can be carried forward indefinitely.  The federal NOL carryforwards for the tax years prior to December 31, 2017 of $265.9 million and related deferred tax assets of $55.8 million expire in 2027 to 2035.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards as of December 31, 2021 of $0.6 million and related deferred tax assets of $0.1 million. ETFL’s federal NOL carryforwards are for the tax years prior to December 31, 2017 and expire in 2022 to 2024.

We estimate that we have available state NOL carryforwards as of December 31, 2021 of $812.8 million and related deferred tax assets of $16.1 million.  The state NOL carryforwards expire from 2022 to 2041. Management believes that it is more likely than not that we will not be able to realize state NOL carryforwards of $89.0 million and related deferred tax asset of $5.9 million and has placed a valuation allowance on this amount.  The related NOL carryforwards expire from 2022 to 2041.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We estimate that we have available state tax credit carryforwards as of December 31, 2021 of $6.1 million and related deferred tax assets of $4.9 million. The state tax credit carryforwards are limited annually and expire from 2022 to 2031. Management believes that it is more likely than not that we will not be able to realize state tax credit carryforwards of $3.4 million and related deferred tax asset of $2.7 million and has placed a valuation allowance on this amount.  The related state tax credit carryforwards expire from 2022 to 2031.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

Unrecognized Tax Benefits

Under the accounting guidance applicable to uncertainty in income taxes, we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns as well as all open tax years in these jurisdictions. Our unrecognized tax benefits as of December 31, 2021 and 2020 were $4.9 million. There were no material effects on the Company’s effective tax rate. The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is $4.7 million for each of the years ended December 31, 2021 and 2020.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively.  As of December 31, 2021 and 2020, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2018 through 2020.  The periods subject to examination for our state returns are years 2017 through 2020.  In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company’s NOL carryovers from those prior years are utilized in the future.  We are currently under examination by state taxing authorities.  We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

We do not expect that the total unrecognized tax benefits and related accrued interest will significantly change due to the settlement of audits or the expiration of statute of limitations in the next twelve months.  There were no material effects on the Company’s effective tax rate.

15.COMMITMENTS AND CONTINGENCIES

We have certain obligations for various contractual agreements to secure future rights to goods and services to be used in the normal course of our operations. These include purchase commitments for planned capital expenditures, agreements securing dedicated access and transport services, and service and support agreements.

As of December 31, 2021, future minimum contractual obligations and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations
(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Service and support agreements (1)	$10,122	$4,852	$1,941	$1,144	$299	$1,059	$19,417
Transport and data connectivity	7,333	7,022	5,585	230	87	169	20,426
Capital expenditures (2)	74,991	—	—	—	—	—	74,991
Other operating agreements (3)	676	553	408	251	230	446	2,564
Total	$93,122	$12,427	$7,934	$1,625	$616	$1,674	$117,398

(1)	We have entered into service and maintenance agreements to support various computer hardware and software applications and certain equipment.
(2)	We have binding commitments with numerous suppliers for future capital expenditures.
(3)	We have entered into various non-cancelable rental agreements for certain facilities and equipment used in our operations.

Litigation, Regulatory Proceedings and Other Contingencies

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services Inc. (“CCES”), have, at various times, received Assessment Notices and/or Audit Assessment Notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for the Pennsylvania Gross Receipts Tax, and have had audits performed for the tax years 2008 through 2018.  We filed Petitions for Reassessment with the DOR’s Board of Appeals, contesting these audit assessments.  These cases remain pending and are in various stages of appeal.  We received notification that the DOR has started audits for the tax years 2019 and 2020.

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

16.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2021	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
Net revenues	$324,766	$320,403	$318,584	$318,480
Operating income	$38,326	$30,015	$32,508	$34,329
Net income (loss) attributable to common stockholders	$(62,099)	$(55,356)	$(4,721)	$12,414
Basic and diluted earnings (loss) per share	$(0.80)	$(0.71)	$(0.05)	$0.12

	Quarter Ended
2020	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
Net revenues	$325,662	$325,176	$327,066	$326,124
Operating income	$37,352	$39,780	$37,352	$21,029
Net income (loss) attributable to common stockholders	$15,547	$13,840	$14,510	$(6,920)
Basic and diluted loss per share	$0.22	$0.19	$0.20	$(0.09)

During the quarter ended December 31, 2021, we purchased a group annuity contract to transfer the pension benefit obligations and annuity administration for a select group of retirees or their beneficiaries to an annuity provider.  As a result of the transfer of the pension liability to the annuity provider, we recognized a non-cash pension settlement charge of $5.9 million during the quarter ended December 31, 2021.

During the quarters ended December 31, 2021 and 2020, we recognized a gain of $13.1 million and $23.8 million on the decline in the fair value of contingent payment rights issued to Searchlight.

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

As part of cost saving initiatives, we incurred severance costs of $7.5 million during the quarter ended December 31, 2020.