Form 10-Q
period 2022-03-31
Consolidated Communications Holdings, Inc.
filed 2022-05-06
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes No X

On May 2, 2022, the registrant had 115,395,668 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended
	March 31,
	2022	2021
Net revenues	$300,278	$324,766

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	135,895	143,979
Selling, general and administrative expenses	73,285	66,850
Loss on impairment of assets held for sale	126,490	—
Depreciation and amortization	72,350	75,611
Income (loss) from operations	(107,742)	38,326

Other income (expense):
Interest expense, net of interest income	(29,515)	(48,415)
Loss on extinguishment of debt	—	(11,980)
Investment income	8,250	9,556
Change in fair value of contingent payment rights	—	(57,588)
Other, net	3,155	2,718
Loss before income taxes	(125,852)	(67,383)

Income tax benefit	(10,303)	(5,300)
Net loss	(115,549)	(62,083)
Less: dividends on Series A preferred stock	9,598	—
Less: net income attributable to noncontrolling interest	115	16
Net loss attributable to common shareholders	$(125,262)	$(62,099)

Net loss per basic and diluted common shares attributable to common shareholders	$(1.12)	$(0.80)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended
	March 31,
	2022	2021
Net loss	$(115,549)	$(62,083)
Pension and post-retirement obligations:
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax	(52)	162
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	4,638	313
Reclassification of realized loss to earnings, net of tax	1,339	3,436
Comprehensive loss	(109,624)	(58,172)
Less: comprehensive income attributable to noncontrolling interest	115	16
Total comprehensive loss attributable to common shareholders	$(109,739)	$(58,188)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$74,171	$99,635
Short-term investments	85,767	110,801
Accounts receivable, net of allowance for credit losses	118,596	133,362
Income tax receivable	2,733	1,134
Prepaid expenses and other current assets	61,319	56,831
Assets held for sale	94,368	26,052
Total current assets	436,954	427,815

Property, plant and equipment, net	1,983,819	2,019,444
Investments	109,034	109,578
Goodwill	929,570	1,013,243
Customer relationships, net	66,226	73,939
Other intangible assets	10,557	10,557
Other assets	59,288	58,116
Total assets	$3,595,448	$3,712,692

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,807	$40,953
Advance billings and customer deposits	53,002	53,028
Accrued compensation	63,951	68,272
Accrued interest	35,020	17,819
Accrued expense	97,243	97,417
Current portion of long-term debt and finance lease obligations	8,379	7,959
Liabilities held for sale	5,021	97
Total current liabilities	302,423	285,545

Long-term debt and finance lease obligations	2,120,930	2,118,853
Deferred income taxes	185,985	194,458
Pension and other post-retirement obligations	205,350	214,671
Other long-term liabilities	51,923	62,789
Total liabilities	2,866,611	2,876,316

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 436,943 and 434,266 shares outstanding as of March 31, 2022 and December 31, 2021, respectively; liquidation preference of $446,541 and $436,943 as of March 31, 2022 and December 31, 2021, respectively	298,174	288,576

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized, 115,423,869 and 113,647,364 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	1,154	1,137
Additional paid-in capital	733,216	740,746
Accumulated deficit	(257,263)	(141,599)
Accumulated other comprehensive loss, net	(53,646)	(59,571)
Noncontrolling interest	7,202	7,087
Total shareholders’ equity	430,663	547,800
Total liabilities, mezzanine equity and shareholders’ equity	$3,595,448	$3,712,692

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total
Balance at December 31, 2020	—	$—	79,228	$792	$525,673	$(34,514)	$(109,418)	$6,695	$389,228
Shares issued under employee plan, net of forfeitures	—	—	755	8	(8)	—	—	—	—
Non-cash, share-based compensation	—	—	—	—	1,450	—	—	—	1,450
Other comprehensive income (loss)	—	—	—	—	—	—	3,911	—	3,911
Net income (loss)	—	—	—	—	—	(62,099)	—	16	(62,083)
Balance at March 31, 2021	—	$—	79,983	$800	$527,115	$(96,613)	$(105,507)	$6,711	$332,506

Balance at December 31, 2021	434	$288,576	113,647	$1,137	$740,746	$(141,599)	$(59,571)	$7,087	$547,800
Shares issued under employee plan, net of forfeitures	—	—	1,792	17	(17)	—	—	—	—
Series A preferred stock issued	3	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	9,598	—	—	(9,598)	—	—	—	(9,598)
Non-cash, share-based compensation	—	—	—	—	2,199	—	—	—	2,199
Purchase and retirement of common stock	—	—	(16)	—	(114)	—	—	—	(114)
Other comprehensive income (loss)	—	—	—	—	—	—	5,925	—	5,925
Net income (loss)	—	—	—	—	—	(115,664)	—	115	(115,549)
Balance at March 31, 2022	437	$298,174	115,424	$1,154	$733,216	$(257,263)	$(53,646)	$7,202	$430,663

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(115,549)	$(62,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,350	75,611
Cash distributions from wireless partnerships in excess of current earnings	153	11
Pension and post-retirement contributions in excess of expense	(9,342)	(8,770)
Stock-based compensation expense	2,199	1,450
Amortization of deferred financing costs and discounts	1,802	4,283
Noncash interest expense on convertible security interest	—	7,875
Loss on extinguishment of debt	—	11,980
Loss on change in fair value of contingent payment rights	—	57,588
Loss on impairment of assets held for sale	126,490	—
Other, net	(189)	(368)
Changes in operating assets and liabilities:
Accounts receivable, net	12,035	11,969
Income tax receivable	(12,159)	(5,305)
Prepaid expenses and other assets	(8,398)	(3,992)
Accounts payable	(1,893)	1,891
Accrued expenses and other liabilities	14,061	6,350
Net cash provided by operating activities	81,560	98,490

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(156,480)	(75,960)
Purchase of investments	(39,959)	—
Proceeds from sale and maturity of investments	65,754	1,198
Proceeds from sale of assets	74	24
Proceeds from business dispositions	26,042	—
Net cash used in investing activities	(104,569)	(74,738)

Cash flows from financing activities:
Proceeds from bond offering	—	400,000
Proceeds from issuance of long-term debt	—	150,000
Payment of finance lease obligations	(2,341)	(1,598)
Payment on long-term debt	—	(397,000)
Payment of financing costs	—	(5,573)
Share repurchases for minimum tax withholding	(114)	—
Net cash provided by (used in) financing activities	(2,455)	145,829
Change in cash and cash equivalents	(25,464)	169,581
Cash and cash equivalents at beginning of period	99,635	155,561
Cash and cash equivalents at end of period	$74,171	$325,142

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company,” “we,” “our” or “us”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communication solutions to consumer, commercial and carrier customers across a 22-state service area.

Leveraging our advanced fiber network spanning approximately 54,200 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2021 Annual Report on Form 10-K filed with the SEC.

Recent Developments

Searchlight Investment

On December 7, 2021, we closed on the final stage of the investment agreement (the “Investment Agreement”) entered into on September 13, 2020 with an affiliate of Searchlight Capital Partners, L.P. (“Searchlight”).  In connection with the Investment Agreement, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company and hold a combination of Series A perpetual preferred stock and approximately 34% of the Company’s outstanding common stock as of March 31, 2022. For a more complete discussion of the transaction, refer to Note 4. With the strategic investment from Searchlight, we intend to enhance our fiber infrastructure and accelerate the investment in our network, which will include the upgrade over five years of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses. Our fiber build plan includes the upgrade of approximately 400,000 homes and small businesses in 2022.

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

The following table summarizes the activity in ACL for the quarters ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Balance at beginning of year	$9,961	$9,136
Provision charged to expense	2,085	2,246
Write-offs, less recoveries	(1,927)	(1,760)
Balance at end of year	$10,119	$9,622

Recent Accounting Pronouncements

Effective January 1, 2022, we adopted the Accounting Standards Update No. 2021-10 (“ASU 2021-10”), Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires disclosure by business entities of the types of government assistance received, the method of accounting for such assistance and the effects of the assistance on its financial statements. The adoption of this guidance did not have a material impact on our related disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2022 and 2021:

	Quarter Ended
	March 31,
(In thousands)	2022	2021
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$65,911	$65,755
Voice services	37,452	40,420
Video services	14,366	16,781
	117,729	122,956
Commercial:
Data services (includes VoIP)	57,895	57,071
Voice services	36,339	39,753
Other	11,560	9,328
	105,794	106,152
Carrier:
Data and transport services	33,485	33,277
Voice services	3,852	4,526
Other	391	391
	37,728	38,194
Subsidies	6,583	17,339
Network access	26,213	31,603
Other products and services	6,231	8,522
Total operating revenues	$300,278	$324,766

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	March 31,
(In thousands)	2022	2021
Accounts receivable, net	$118,596	$125,677
Contract assets	24,280	21,016
Contract liabilities	61,615	55,646

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions. These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the quarters ended March 31, 2022 and 2021, the Company recognized expense of $3.1 million and $2.6 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended March 31, 2022 and 2021, the Company recognized previously deferred revenues of $121.6 million and $116.2 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2022.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended
	March 31,
(In thousands, except per share amounts)	2022	2021
Net loss	$(115,549)	$(62,083)
Less: dividends on Series A preferred stock	9,598	—
Less: net income attributable to noncontrolling interest	115	16
Loss attributable to common shareholders before allocation of earnings to participating securities	(125,262)	(62,099)
Less: earnings allocated to participating securities	—	—
Net loss attributable to common shareholders, after earnings allocated to participating securities	$(125,262)	$(62,099)

Weighted-average number of common shares outstanding	111,691	78,029

Net loss per common share attributable to common shareholders - basic and diluted	$(1.12)	$(0.80)

Diluted EPS attributable to common shareholders for the quarter ended March 31, 2022 excludes 2.4 million potential common shares related to our share-based compensation plan because the inclusion of the potential common shares would have an antidilutive effect.  Diluted EPS attributable to common shareholders for the quarter ended March 31, 2021 excludes 19.4 million potential common shares that could be issued under our share-based compensation plan and the contingent payment right (“CPR”) issued to Searchlight on October 2, 2020, as described in Note 4.

4.  SEARCHLIGHT INVESTMENT

In connection with the Investment Agreement entered into on September 13, 2020, affiliates of Searchlight committed to invest up to an aggregate of $425.0 million in the Company. The investment commitment was structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and was issued a CPR that was convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9%, of the Company’s common stock.  In addition, Searchlight received the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”), which was convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion.

On July 15, 2021, the Company received all required state public utility commission regulatory approvals necessary for the conversion of the CPR into 16.9% additional shares of the Company’s common stock. As a result, the CPR was converted into 17,870,012 shares of common stock, which were issued to Searchlight on July 16, 2021.

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of March 31, 2022 and December 31, 2021, the total shares of common stock issued to Searchlight represent approximately 34% and 35%, respectively, of the Company’s outstanding common stock.

Prior to conversion, the CPR was reported at its estimated fair value within long-term liabilities in the consolidated balance sheets. Subsequent changes in fair value were reflected in earnings within other income and expense in the condensed consolidated statements of operations. During the quarter ended March 31, 2021, we recognized a loss of $57.6 million on the change in the fair value of the CPR.

The Note bore interest at 9.0% per annum from the date of the closing of the first stage of the transaction and was payable semi-annually in arrears on April 1 and October 1 of each year. The term of the Note was 10 years and was due on October 1, 2029. The Note’s unamortized discount and issuance costs were being amortized over the contractual term of the Note using the effective interest method. The Note included a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020.  During the year ended December 31, 2021, the Company elected the PIK option and accrued interest of $38.8 million was added to the principal balance of the Note. On December 7, 2021, Searchlight exercised its option to convert the Note and the net carrying value of the Note of $285.9 million, net of unamortized discount and issuance costs of $139.7 million and $8.7 million, respectively, was converted into 434,266 shares of Series A Preferred Stock at a liquidation preference of $1,000 per share.  Dividends on the Series A Preferred Stock accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears. See Note 11 for more information on the terms of the Series A Preferred Stock.

5.  DIVESTITURES

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC”). CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and included approximately 3,800 access lines and 3,900 data connections.  The sale was completed on January 31, 2022 for approximately $26.0 million in cash, subject to a customary working capital adjustment. The asset sale aligns with our strategic asset review and focus on our core broadband regions.

The major classes of assets and liabilities sold consisted of the following:

(In thousands)
Current assets	$106
Property, plant and equipment	9,584
Goodwill	16,327
Total assets	$26,017

Current liabilities	$102
Other long-term liabilities	6
Total liabilities	$108

In September 2021, in connection with the expected sale, the carrying value of the net assets were reduced to their estimated fair value and we recognized an impairment loss of $5.7 million during the quarter ended September 30, 2021. During the quarter ended March 31, 2022, we recognized an additional loss on the sale of $0.5 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations as a result of changes in estimated selling costs.

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”) for estimated cash consideration of approximately $90.4 million, subject to certain working capital and other purchase price adjustments. The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 19,000 consumer customers and 1,900 commercial customers. The transaction is expected to close in the second half of 2022 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions.

At March 31, 2022, the major classes of assets and liabilities to be sold were classified as held for sale in the condensed consolidated balance sheet and consisted of the following:

(In thousands)
Current assets	$3,016
Property, plant and equipment	132,400
Goodwill	83,673
Other long-term assets	1,769
Impairment to net realizable value	(126,490)
Total assets	$94,368

Current liabilities	$3,627
Other long-term liabilities	1,394
Total liabilities	$5,021

In connection with the classification as assets held for sale, the carrying value of the net assets were reduced to their estimated fair value of approximately $89.3 million, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy. As a result, we recognized an impairment loss of $126.5 million during the quarter ended March 31, 2022.  The actual amount of net proceeds received from this divestiture could vary substantially from our current estimates, if we were to experience a delay in completing the transaction or if there are changes in other assumptions that impact our estimates.

6.  INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2022	2021
Short-term investments:
Held-to-maturity debt securities	$85,767	$110,801

Long-term investments:
Cash surrender value of life insurance policies	$2,884	$2,659
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,251	7,867
Other	273	273
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	19,833	19,648
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	6,819	7,303
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,574	27,428
Totals	$109,034	$109,578

Held-to-Maturity Debt Securities

Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months and less than one year are classified as short-term investments.  Held-to maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are recognized in earnings. Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At March 31, 2022, we had $40.0 million of investments in commercial paper and $45.8 million of investments in certificate of deposits included in short-term investments. At December 31, 2021, we had $20.0 million of investments in commercial paper included in cash and cash equivalents and $40.0 million of investments in commercial paper and $70.8 million of investments in certificate of deposits included in short-term investments. The investments have original maturities of less than one year. As of March 31, 2022 and December 31, 2021, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

Investments at Cost

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No indictors of impairment existed for any of the investments during the quarters ended March 31, 2022 or 2021.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended March 31, 2022 and 2021, we received cash distributions from these partnerships of $3.8 million and $4.3 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. Income is recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions are recorded as a reduction in our investment.  For the quarters ended March 31, 2022 and 2021, we received cash distributions from these partnerships of $4.4 million and $5.1 million, respectively.

7.  FAIR VALUE MEASUREMENTS

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

Our interest rate swap agreements measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 were as follows:

As of March 31, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(4,330)	$—	$(4,330)	$—

As of December 31, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(12,813)	$—	$(12,813)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022		As of December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,139,963	$1,967,039	$2,139,567	$2,186,508

Cost & Equity Method Investments

Our investments as of March 31, 2022 and December 31, 2021 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank. It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements. We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Senior secured credit facility:
Term loans, net of discounts of $9,912 and $10,308 at March 31, 2022 and December 31, 2021, respectively	$989,963	$989,567
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	400,000
Finance leases	25,685	24,990
	2,165,648	2,164,557
Less: current portion of long-term debt and finance leases	(8,379)	(7,959)
Less: deferred debt issuance costs	(36,339)	(37,745)
Total long-term debt	$2,120,930	$2,118,853

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

On January 15, 2021, the Company entered into Amendment No. 1 to the Credit Agreement in which we borrowed an additional $150.0 million aggregate principal amount of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans have terms and conditions identical to the Initial Term Loans including the same maturity date and interest rate. The Initial Term Loans and Incremental Term Loans, collectively (the “Term Loans”), comprise a single class of term loans under the Credit Agreement.

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

On April 5, 2021, the Company, entered into a second amendment to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions. As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remained unchanged.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At March 31, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $25.1 million were outstanding under our revolving credit facility as of March 31, 2022.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2022, $224.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.25%as of March 31, 2022 and December 31, 2021. Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00. As of March 31, 2022, our consolidated first lien leverage ratio under the Credit Agreement was 4.21:1.00.  As of March 31, 2022, we were in compliance with the Credit Agreement covenants.

Senior Notes

On October 2, 2020, we completed an offering of $750.0 million aggregate principal amount of 6.50% unsubordinated secured notes due 2028 (the “6.50% Senior Notes”).  The 6.50% Senior Notes were priced at par and bear interest at a rate of 6.50%, payable semi-annually on April 1 and October 1 of each year. The 6.50% Senior Notes mature on October 1, 2028.

On March 18, 2021, we issued $400.0 million aggregate principal amount 5.00% Senior Notes, together with the 6.50% Senior Notes (the “Senior Notes”). The 5.00% Senior Notes were priced at par and bear interest at a rate of 5.00% per year, payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2021. The 5.00% Senior Notes mature on October 1, 2028. The net proceeds from the issuance of the 5.00% Senior Notes were used to repay $397.0 million of the Term Loans outstanding under the Credit Agreement.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions. The indentures also contain customary events of default.  As of March 31, 2022, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

9. DERIVATIVE FINANCIAL INSTRUMENTS

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

The following interest rate swaps were outstanding as of March 31, 2022:

	Notional
(In thousands)	Amount	2022 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	$(4,330)

Our interest rate swap agreements mature on July 31, 2023.

The following interest rate swaps were outstanding as of December 31, 2021:

	Notional
(In thousands)	Amount	2021 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	$(12,813)

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

As of March 31, 2022 and December 31, 2021, the total pre-tax unrealized loss related to our interest rate swap agreements included in AOCI was $(2.0) million and $(10.1) million, respectively.  From the balance in AOCI as of March 31, 2022, we expect to recognize a loss of approximately $3.1 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended
	March 31,
(In thousands)	2022	2021
Unrealized gain (loss) recognized in AOCI, pretax	$6,273	$423
Deferred loss reclassified from AOCI to interest expense	$(1,811)	$(4,648)

10. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements. These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material. Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the quarters ended March 31, 2022 and 2021, we did not enter into any such arrangements.

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

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. As of December 31, 2021, the liquidation preference of the Series A Preferred Stock was $436.9 million, which included accrued and unpaid dividends of $2.7 million. On January 1, 2022, the Company paid dividends in-kind of $2.7 million or 2,677 shares. As of March 31, 2022, the liquidation preference of the Series A Preferred Stock was $446.5 million, which includes accrued and unpaid dividends of $9.6 million. The Company intends to exercise the PIK dividend option on the Series A Preferred Stock through at least 2022.

12. SHAREHOLDERS’ EQUITY

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2022 and 2021:

	Quarter Ended
	March 31,
(In thousands)	2022	2021
Restricted stock	$1,030	$765
Performance shares	1,169	685
Total	$2,199	$1,450

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2022, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $21.2 million and will be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes the RSA and PSA activity for the three-month period ended March 31, 2022:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2021	1,069,817	$7.34	920,010	$7.40
Shares granted	928,693	$4.71	904,435	$7.52
Shares vested	—	$—	(55,795)	$9.69
Shares forfeited, cancelled or retired	(12,446)	$7.14	(28,256)	$8.76
Non-vested shares outstanding - March 31, 2022	1,986,064	$6.11	1,740,394	$7.36

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three-month period ended March 31, 2022:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2021	$(52,099)	$(7,472)	$(59,571)
Other comprehensive gain before reclassifications	—	4,638	4,638
Amounts reclassified from accumulated other comprehensive loss	(52)	1,339	1,287
Net current period other comprehensive income	(52)	5,977	5,925
Balance at March 31, 2022	$(52,151)	$(1,495)	$(53,646)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31,		Affected Line Item in the
(In thousands)	2022	2021	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$194	$195	(a)
Actuarial loss	(123)	(415)	(a)
	71	(220)	Total before tax
	(19)	58	Tax (expense) benefit
	$52	$(162)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(1,811)	$(4,648)	Interest expense
	472	1,212	Tax benefit
	$(1,339)	$(3,436)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 13 for further discussion regarding our pension and other post-retirement benefit plans.

13. PENSION PLAN AND OTHER POST-RETIREMENT BENEFITS

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

The following table summarizes the components of net periodic pension benefit for our Pension Plans for the quarters ended March 31, 2022 and 2021:

	Quarter Ended
	March 31,
(In thousands)	2022	2021
Interest cost	$5,558	$5,681
Expected return on plan assets	(9,206)	(9,263)
Net amortization loss	154	557
Net prior service cost amortization	31	30
Net periodic pension benefit	$(3,463)	$(2,995)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters ended March 31, 2022 and 2021:

	Quarter Ended
	March 31,
(In thousands)	2022	2021
Service cost	$145	$222
Interest cost	677	657
Expected return on plan assets	(53)	(50)
Net amortization gain	(31)	(142)
Net prior service credit amortization	(225)	(225)
Net periodic post-retirement cost	$513	$462

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $20.5 million to our Pension Plans and $8.2 million to our Post-retirement Plans in 20221. As of March 31, 2022, we have contributed $4.6 million and $1.8 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

14. INCOME TAXES

Our unrecognized tax benefits as of March 31, 2022 and December 31, 2021 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of March 31, 2022 and December 31, 2021. We do not expect any material change in our unrecognized tax benefits during the remainder of 2022.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of March 31, 2022, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2018 through 2020. The periods subject to examination for our state returns are years 2017 through 2020.  In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company’s net operating loss carryovers from those prior years are utilized in the future. We are currently under examination by certain state taxing authorities. We do not expect any settlement or payment that may result from the examinations to have a material effect on our results or cash flows.

Our effective tax rate was 8.2% and 7.9% for the quarters ended March 31, 2022 and 2021, respectively.  On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our Kansas City operations. As a result, we recorded an increase to our current tax expense of $20.1 million related to the $83.7 million impairment loss of noncash goodwill that is not deductible for tax purposes. The transaction to sell substantially all of the assets of our non-core, rural

ILEC business located in Ohio (the “Ohio transaction”) closed on January 31, 2022.  As a result, we recorded an increase to our current tax expense of $3.8 million related to $16.3 million of noncash goodwill included in the sale that is not deductible for tax purposes. In addition, the investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes. Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase to our current tax expense of $12.2 million for the quarter ended March 31, 2021.  Exclusive of the discrete permanent income tax impact related to the Kansas City, Ohio and Searchlight transactions, our effective tax rate for the quarters ended March 31, 2022 and 2021 would have been approximately 27.2% and 26.0%, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to permanent income tax differences related to the Kansas City, Ohio, and Searchlight transactions, recurring permanent tax differences, and differences in allocable income for the Company’s state tax filings.

15.  COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements including the impact of the ongoing novel coronavirus (“COVID-19”) pandemic and our response to it.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2021 Annual Report on Form 10-K filed with the SEC and in Item 1A – “Risk Factors” of this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter ended March 31, 2022 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 22-state service area.  We operate an advanced fiber network spanning approximately 54,200 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

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

Our fiber build plan includes the upgrade of 400,000 homes and small businesses in 2022.  During the quarter ended March 31, 2022, we upgraded approximately 83,700 passings and added approximately 7,700 consumer fiber Gig-capable subscribers. During the year ended December 31, 2021, we upgraded approximately 330,000 passings. In our northern New England service areas, approximately 20% of the homes we serve were 1 Gig capable as of March 31, 2022 compared to 7% during the same period in 2021. As of March 31, 2022, approximately 34% of the homes we serve in all other markets had availability to broadband speeds of up to 1 Gbps compared to 20% during the same period in 2021. In November 2021, we launched Fidium Fiber, our new Gigabit consumer fiber internet product available in select northern New England markets, reinforcing our broadband-first strategy. We expect to launch Fidium Fiber in other regions in 2022.

As we continue to increase broadband speeds, we believe that we will also be able to simultaneously expand the array of services and content offerings that our network provides.  We continue to focus on expanding our commercial and carrier product offerings including broadband and our commercial product suite, and are continually enhancing our commercial product offerings to meet the needs of our business customers.  By leveraging our advanced fiber network, we can tailor our services for business customers by developing solutions to fit their specific needs.  Additionally, we are continuously enhancing our suite of managed and cloud services by adding new functionality and support, which increases efficiency and enables greater scalability and reliability for businesses. We anticipate future momentum in commercial and carrier services as these products gain traction as well as from the demand from customers for additional bandwidth and data-based services.

However, operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase.  Total voice connections decreased 9% as of March 31, 2022 compared to 2021.  We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

Our competitive broadband speeds enable us to meet consumer demand for higher bandwidth for streaming programming or on-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their linear video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 21% as of March 31, 2022 compared to 2021. We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content including services offered through our streaming partnerships.

Our operating revenues are impacted by legislative or regulatory changes at the federal and state levels, which could reduce or eliminate the current subsidies revenue we receive.  A number of proceedings and recent orders relate to universal service reform, inter-carrier compensation (“ICC”) and network access charges. Recent orders adopted in 2020 resulted in a reduction in the federal subsidies we receive of approximately $42.2 million annually as of January 1, 2022.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Recent Developments

Searchlight Investment

On September 13, 2020, we entered into an investment agreement (the “Investment Agreement”) with an affiliate of Searchlight.  In connection with the Investment Agreement, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company.  The investment commitment was structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and a contingent payment right (“CPR”) that was convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9%, of the Company’s common stock.  In addition, Searchlight received the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”), which, at the time of issuance, was convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion.

On July 15, 2021, the Company received all required state public utility commission regulatory approvals necessary for the conversion of the CPR into 16.9% additional shares of the Company’s common stock. As a result, the CPR was converted into 17,870,012 shares of common stock, which were issued to Searchlight on July 16, 2021.

In the second stage of the Investment, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. The Note bore interest at 9.0% per annum from the date of the closing of the first stage of the transaction and was payable semi-annually in arrears. The Note included a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020. During the year ended December 31, 2021, the Company elected the PIK option and accrued interest of $38.8 million was added to the principal balance of the Note.  On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, on December 7, 2021, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of March 31, 2022 and December 31, 2021, shares of common stock issued to Searchlight represent approximately 34% and 35%, respectively, of the Company’s outstanding common stock. The strategic investment with Searchlight provides us a valued partner with significant experience in deploying broadband infrastructure as we continue to execute our fiber-focused strategy and grow broadband services.

Divestitures

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC”). CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and included approximately 3,800 access lines, 3,900 data connections and 1,400 video connections. The sale was completed on January 31, 2022 for approximately $26.0 million in cash, subject to a customary working capital adjustment. As of December 31, 2021, the assets and liabilities to be disposed of were classified as held for sale in the condensed consolidated balance sheet and consisted primarily of allocated goodwill of $16.3 million and property, plant and equipment of $9.5 million. In connection with the classification as assets held for sale, we recognized an impairment loss of $5.7 million during the quarter ended September 30, 2021. During the quarter ended March 31, 2022, we recognized an additional loss on the sale of $0.5 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations. We intend to use the proceeds from the asset sale to further our fiber expansion plans.

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”) for estimated cash consideration of approximately $90.4 million, subject to certain working capital and other purchase price adjustments. The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 19,000 consumer customers and 1,900 commercial customers. The transaction is expected to close in the second half of 2022 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions.  At March 31, 2022, the assets and liabilities to be disposed of were classified as held for sale in the condensed consolidated balance sheet and consisted primarily of allocated goodwill of $83.7 million and property, plant and equipment of $132.4 million. In connection with the expected sale, the carrying value of the net assets to be sold was reduced to their estimated fair value of approximately $89.3 million and we recognized an impairment loss of $126.5 million during the quarter ended March 31, 2022. The asset sales align with our strategic asset review and focus on our core broadband regions.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2022 and 2021.

Financial Data

	Quarter Ended March 31,
(In millions, except for percentages)	2022	2021	$ Change	% Change
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$65.9	$65.8	$0.1	0%
Voice services	37.5	40.4	(2.9)	(7)
Video services	14.4	16.8	(2.4)	(14)
	117.8	123.0	(5.2)	(4)
Commercial:
Data services (includes VoIP)	57.9	57.0	0.9	2
Voice services	36.3	39.8	(3.5)	(9)
Other	11.6	9.3	2.3	25
	105.8	106.1	(0.3)	(0)
Carrier:
Data and transport services	33.5	33.3	0.2	1
Voice services	3.8	4.5	(0.7)	(16)
Other	0.4	0.4	—	—
	37.7	38.2	(0.5)	(1)

Subsidies	6.6	17.4	(10.8)	(62)
Network access	26.2	31.6	(5.4)	(17)
Other products and services	6.2	8.5	(2.3)	(27)
Total operating revenues	300.3	324.8	(24.5)	(8)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	135.9	144.0	(8.1)	(6)
Selling, general and administrative costs	73.3	66.9	6.4	10
Loss on impairment of assets held for sale	126.5	—	126.5	100
Depreciation and amortization	72.4	75.6	(3.2)	(4)
Total operating expenses	408.1	286.5	121.6	42
Income (loss) from operations	(107.8)	38.3	(146.1)	(381)
Interest expense, net	(29.5)	(48.4)	(18.9)	(39)
Loss on extinguishment of debt	—	(12.0)	12.0	100
Change in fair value of contingent payment rights	—	(57.6)	57.6	100
Other income, net	11.4	12.3	(0.9)	(7)
Income tax benefit	(10.3)	(5.3)	(5.0)	(94)
Net loss	(115.6)	(62.1)	(53.5)	(86)
Dividends on Series A preferred stock	9.6	—	9.6	100
Net income attributable to noncontrolling interest	0.1	—	0.1	100
Net loss attributable to common shareholders	$(125.3)	$(62.1)	$(63.2)	(102)

Adjusted EBITDA (1)	$107.2	$126.6	$(19.4)	(15)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2022	2021	Change	% Change
Consumer customers	507,767	545,061	(37,294)	(7)%

Fiber Gig+ capable	93,812	74,495	19,317	26
DSL/Copper	286,338	323,507	(37,169)	(11)
Consumer data connections	380,150	398,002	(17,852)	(4)

Consumer voice connections	316,634	362,384	(45,750)	(13)
Video connections	58,812	73,986	(15,174)	(21)

Operating Revenues

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

Broadband services revenues increased $0.1 million or $0.6 million excluding the sale of COCC during the quarter ended March 31, 2022 compared to the same period in 2021 despite a decrease in data and VoIP connections of 4% and 7%, respectively, primarily as a result of price increases as well as growth in fiber Internet services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans. The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $2.9 million or $2.7 million excluding the sale of CCOC during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to a 13% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video On-Demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our video subscribers can also watch their favorite shows, movies and livestreams on any device.  In addition, we offer other in-demand streaming TV services, which provide endless entertainment options.

Video services revenues decreased $2.4 million or $2.1 million excluding the sale of CCOC during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to a 23% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

Commercial

Data Services

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

Data services revenues increased $0.9 million during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to continued growth in dedicated Internet access and SD-WAN services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Voice services revenues decreased $3.5 million during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to a 10% decline in access lines as commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 911 service revenues.  Other services revenues increased $2.3 million during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in business systems and custom construction revenues.

Carrier

Data and Transport Services

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services.  Data services revenues increased $0.2 million during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to growth in Ethernet and dark fiber services, which was offset in part by a decline in cellular backhaul as a result of price compression and a reduction in pricing of recent contract renewals with our wireless backhaul partners.

Voice Services

We provide basic local phone service packages with customized features for resell by wholesale customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.  Voice services revenues decreased $0.7 million during the quarter ended March 31, 2022 compared to the same period in 2021 as customers continue to choose alternative technology solutions.

Other

Other services revenues include conduit and other asset lease revenue as well as other miscellaneous revenue. Other services revenues were flat during the quarter ended March 31, 2022 compared to the same period in 2021.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $10.8 million during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to a reduction in federal subsidies support.  In 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (“RDOF”), which resulted in a reduction in our annual support of approximately $42.2 million as of January 1, 2022.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $5.4 million during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to a decrease in the Federal Universal Service Fund Contribution Factor during the first quarter of 2022 as well as the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits.

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

Other products and services revenues decreased $2.3 million during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to fewer Public Private Partnership construction projects during the first quarter of 2022.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $8.1 million during the quarter ended March 31, 2022 compared to the same period in 2021. Access expense decreased related to fiber costs for the Public Private Partnership agreements, as described above. Video programming costs decreased as a result of a 21% decline in video connections. In addition, required contributions to the Federal Universal Service Fund (“USF”) decreased in 2022 as a result of a reduction in the annual funding rate.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $6.4 million during the quarter ended March 31, 2022 compared to the same period in 2021. Advertising expense increased from additional advertising to promote our new fiber broadband speeds. Employee labor costs and noncash stock compensation expense also increased from the prior year period. However, property and real estate taxes decreased primarily due to settlements received during the quarter ended March 31, 2022.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.2 million during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to a decline in amortization expense for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined due to the sale of the Ohio assets and the classification of the Kansas City assets as held for sale in 2022.  These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to success-based capital projects for consumer and commercial services as well as the fiber network expansion and customer service improvements.

Reclassifications

Certain amounts in our 2021 condensed consolidated financial statements have been reclassified to conform to the 2022 presentation, which consisted primarily of the reclassification to report commercial and carrier revenues separately. The change in the classification of these revenues had no impact to total operating revenues as previously reported.

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

In April 2019, the FCC announced plans for the RDOF, the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America. The FCC issued a Notice of Proposed Rulemaking at their August 2019 Open Commission Meeting. The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers. Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years. The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream. CAF Phase II funding was extended through December 31, 2021 for price cap holding companies. The FCC issued the final census block groups with locations and reserve price. We filed the RDOF short form application on July 14, 2020 and were listed as a qualified bidder by the FCC on October 13, 2020 and participated in the auction. The auction began on October 29, 2020 and ended on November 24, 2020. Consolidated won 246 census block groups serving in seven states. The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at an annual funding level of $5.9 million, which resulted in a reduction of approximately $42.2 million in annual support as of January 1, 2022 through December 31, 2031. Consolidated filed its long form application with supporting documents on January 29, 2021 and received final FCC approval on December 14, 2021. Consolidated began receiving RDOF funding in January 2022.

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

Our Texas Incumbent Local Exchange Carriers (“ILECs”) have historically received support from two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the High Cost Assistance Fund (“HCAF”).  In December 2020, the PUCT announced a TUSF funding shortfall and would be reducing all funded carriers support by 64% beginning January 15, 2021.  The Texas Telephone Association (“TTA”), which Consolidated is a member, and the Texas Statewide Telephone Cooperative, Inc. (“TSTCI”), filed a lawsuit seeking to overturn the PUCT decision as well as a temporary injunction on the funding reduction.  On June 7, 2021, the court ruled in favor of the PUCT.  The TTA and TSTCI filed a notice to appeal on July 2, 2021.  We filed our brief on September 18, 2021, along with a Motion to Expedite.  The motion to expedite was granted.  We expect a ruling in late second quarter or early third quarter of 2022.  The potential impact is a reduction in support of approximately $4.0 million annually.

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

Affordable Connectivity Program

The Affordable Connectivity Program (“ACP”) is a permanent broadband affordability program set up to replace the EBB. The ACP program helps ensure that households can afford the broadband access they need for work, school, healthcare and more. The benefit provides a discount of up to $30 per month toward internet service for eligible households and up to $75 per month for households on qualifying Tribal lands. Eligible households can also receive a one-time discount of up to $100 to purchase a laptop, desktop computer, or tablet from participating providers if they contribute more than $10 and less than $50 toward the purchase price. The ACP is limited to one monthly service discount and one device discount per household. The program began funding March 1, 2022.  Consolidated is participating in this program.

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (the “Infrastructure Act”) passed on March 31, 2021 included $65.0 billion toward broadband.  The broadband internet portion of the Infrastructure Act is aimed at increasing internet coverage for more universal access, including for rural, low-income, and tribal communities.  65% of this funding is set aside specifically for underserved communities. Additionally, this measure is designed to help make internet access more affordable and increase digital literacy.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, decreased $18.9 million during the quarter ended March 31, 2022 compared to the same period in 2021. During the quarter ended March 31, 2021, we recognized interest expense, including amortized costs, of $10.2 million on the Note issued to Searchlight as part of the investment agreement entered into in October 2020. The Note was converted into perpetual preferred stock in conjunction with the closing of the second stage of the Searchlight investment in December 2021. Interest expense on our outstanding term loan also decreased during the quarter ended March 31, 2022 due a reduction in the annual interest rate as part of the refinancing of our credit agreement in April 2021, as described in the “Liquidity and Capital Resources” section below.

Gain on Extinguishment of Debt

As described in the “Liquidity and Capital Resources” section below, we incurred a loss on the extinguishment of debt of $12.0 million in connection with the repayment of $397.0 million of outstanding term loans under our credit agreement during the quarter ended March 31, 2021.

Change in Fair Value of Contingent Payment Rights

We were required to measure our contingent payment rights at fair value until they were converted into shares of the Company’s common stock. During the quarter ended March 31, 2021, we recognized a loss of $57.6 million on the increase in the fair value of the contingent payment right issued to Searchlight.

Other Income

Other income decreased $0.9 million during the quarter ended March 31, 2022 compared to the same period in 2021. Investment income decreased $1.3 million during the quarter ended March 31, 2022 from our wireless partnership interests.  Pension and post-retirement expense decreased $0.3 million during the quarter ended March 31, 2022.  See Note 13 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.

Income Taxes

Income taxes decreased $5.0 million during the quarter ended March 31, 2022 compared to the same period in 2021. Our effective tax rate was 8.2% and 7.9% for the quarters ended March 31, 2022 and 2021, respectively. On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our Kansas City operations.  As a result, we recorded an increase to our current tax expense of $20.1 million related to the $83.7 million impairment loss of noncash goodwill that is not deductible for tax purposes.  The transaction to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio (the “Ohio transaction”) closed on January 31, 2022.  As a result, we recorded an increase to our current tax expense of $3.8 million related to $16.3 million of noncash goodwill included in the sale that is not deductible for tax purposes. In addition, the investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes. Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase to our current tax expense of $12.2 million for the quarter ended March 31, 2021. Exclusive of the discrete permanent income tax impact related to the Kansas City, Ohio and Searchlight transactions, our effective tax rate for the quarter ended March 31, 2022 and 2021 would have been approximately 27.2% and 26.0%, respectively. The effective tax rate differed from the federal and state statutory rates primarily due to permanent income tax differences related to the Kansas City, Ohio, and Searchlight transactions, recurring permanent tax differences, and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters ended March 31, 2022 and 2021:

	Quarter Ended
	March 31,
(In thousands, unaudited)	2022	2021
Net loss	$(115,549)	$(62,083)
Add (subtract):
Interest expense, net of interest income	29,515	48,415
Income tax benefit	(10,303)	(5,300)
Depreciation and amortization	72,350	75,611
EBITDA	(23,987)	56,643

Adjustments to EBITDA:
Other, net (1)	(5,722)	(10,409)
Investment distributions (2)	8,216	9,377
Loss on extinguishment of debt	—	11,980
Loss on impairment	126,490	—
Change in fair value of contingent payment rights	—	57,588
Non-cash, stock-based compensation	2,199	1,450
Adjusted EBITDA	$107,196	$126,629

(1)	Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments.

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

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$81,560	$98,490
Investing activities	(104,569)	(74,738)
Financing activities	(2,455)	145,829
Change in cash and cash equivalents	$(25,464)	$169,581

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $81.6 million during the three-month period ended March 31, 2022, a decrease of $16.9 million compared to the same period in 2021. Cash flows provided by operating activities decreased in part due to a decline in earnings as a result of a decrease in operating revenue. Cash distributions received from our wireless partnerships also decreased $1.2 million in 2022. These reductions in cash provided by operating activities were offset in part by a decrease in cash paid for interest of $11.4 million in 2022 compared to 2021.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $104.6 million during the three-month period ended March 31, 2022 and consisted primarily of cash used for capital expenditures, the purchase and maturity of short-term investments and proceeds received from business dispositions.

Capital expenditures continue to be our primary recurring investing activity and were $156.5 million and $76.0 million during the three-month periods ended March 31, 2022 and 2021, respectively. Capital expenditures for 2022 are expected to be $475.0 million to $495.0 million, which will be used to support success-based capital projects for commercial, carrier and consumer initiatives and for our planned fiber projects and broadband network expansion, which will include the upgrade in 2022 of approximately 400,000 fiber passings. We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

During the three months ended March 31, 2022, we received proceeds from the maturity and sale of investments of $65.8 million, which was offset by the purchase of $40.0 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months.

During the three months ended March 31, 2022, we completed the sale of substantially all of the assets of CCOC, our non-core, rural ILEC business located in Ohio, for cash proceeds of $26.0 million.

Cash Flows Used In Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings.

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

On January 15, 2021, the Company entered into Amendment No. 1 to the Credit Agreement in which we borrowed an additional $150.0 million aggregate principal amount of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans have terms and conditions identical to the Initial Term Loans including the same maturity date and interest rate. The Initial Term Loans and Incremental Term Loans, collectively (the “Term Loans”), comprise a single class of term loans under the Credit Agreement.

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

On April 5, 2021, the Company, entered into a second amendment to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions.  As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remained unchanged.

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At March 31, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $25.1 million were outstanding under our revolving credit facility as of March 31, 2022.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2022, $224.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 4.25% as of March 31, 2022 and December 31, 2021.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00. As of March 31, 2022, our consolidated first lien leverage ratio under the Credit Agreement was 4.21:1.00.  As of March 31, 2022, we were in compliance with the Credit Agreement covenants.

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

On March 18, 2021, we issued $400.0 million aggregate principal amount 5.00% Senior Notes, together with the 6.50% Senior Notes (the “Senior Notes”).  The 5.00% Senior Notes were priced at par and bear interest at a rate of 5.00% per year, payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2021.  The 5.00% Senior Notes mature on October 1, 2028. The net proceeds from the issuance of the 5.00% Senior Notes were used to repay $397.0 million of the Term Loans outstanding under the Credit Agreement.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of March 31, 2022, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2022 and 2040.  As of March 31, 2022, the present value of the minimum remaining lease commitments was approximately $25.7 million, of which $8.4 million was due and payable within the next twelve months. The leases require total remaining rental payments of $28.5 million as of March 31, 2022.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2022	2021
Cash and cash equivalents and short-term investments	$159,938	$210,436
Working capital	134,531	142,270
Current ratio	1.44	1.50

Our net working capital declined $7.7 million as of March 31, 2022 compared to December 31, 2021. Cash, cash equivalents and short-term investments decreased $50.5 million primarily as a result of capital expenditures for the fiber build plan. Working capital was also reduced by an increase in accrued interest of $17.2 million at March 31, 2022 related to the timing of the semi-annual interest payments for our Senior Notes. However, working capital included net assets classified as held for sale of $89.3 million at March 31, 2022 related to the pending sale of substantially all of the assets of our Kansas City operations compared to net assets held for sale of $26.0 million at December 31, 2021 for the ILEC business located in Ohio.

Our most significant use of funds for the remainder of 2022 is expected to be for: (i) interest payments on our indebtedness of between $105.0 million and $109.0 million; and (ii) capital expenditures of between $317.0 million and $337.0 million.  The recent refinancing of our capital structure combined with the Searchlight investment provides us the capital and financial flexibility to fund our accelerated fiber network expansion and growth plans.  In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act included, among other things, deferral of certain employer payroll tax payments.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The portion of the taxes deferred until 2021 were paid during the third quarter of 2021.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2022, we had approximately $6.5 million of these bonds outstanding.

Defined Benefit Pension Plans

As required, we contribute to qualified defined pension plans and non-qualified supplemental retirement plans (collectively the “Pension Plans”) and other post-retirement benefit plans, which provide retirement benefits to certain eligible employees as described in the Note 13 to the Condensed Consolidated Financial Statements, included in this report in Part I – Item 1 “Financial Statements”. Contributions are intended to provide for benefits attributed to service to date. Our funding policy is to contribute annually an actuarially determined amount consistent with applicable federal income tax regulations.

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

In 2022, we expect to make contributions totaling approximately $20.5 million to our Pension Plans and $8.2 million to our other post-retirement benefit plans. As of March 31, 2022, we have contributed $4.6 million and $1.8 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief. We have elected not to reduce our required pension contributions to the minimum funding requirements under ARPA and our expected contributions for 2022 are based on historical minimum funding requirements in order to increase the Pension Plan’s funded status.

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

Regulatory Matters

In 2020, the FCC adopted an order establishing the RDOF, the next phase of the CAF program, which resulted in a reduction of approximately $42.2 million in the annual support we receive as of January 1, 2022 through December 31, 2031.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2021 Annual Report on Form 10-K filed with the SEC.

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

As of March 31, 2022, the majority of our variable rate debt was subject to a 0.75% London Interbank Offered Rate (“LIBOR”) floor.  Based on our variable rate debt outstanding as of March 31, 2022, a 1.00% increase in market interest rates would increase annual interest expense by approximately $3.5 million. A 1.00% decrease in current interest rates would not impact annual interest expense on our variable rate debt due to the 0.75% LIBOR floor.

As of March 31, 2022, the fair value of our interest rate swap agreements amounted to a net liability of $4.3 million.  Total pre-tax deferred losses related to our interest rate swap agreements included in accumulated other comprehensive loss was $2.0 million as of March 31, 2022.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2022.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our business, results of operations, financial condition or cash flows.  See Note 15 to the Condensed Consolidated Financial Statements, included in this report in Part I - Item 1 “Financial Statements” for a discussion of recent developments related to these legal proceedings.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the quarter ended March 31, 2022, we repurchased 15,921 common shares surrendered by employees to satisify income tax withholding obligations of employees in connection with the administration of employee share-based compensation plans. The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
January 1-January 31, 2022	15,921	$ 7.16	—	—
February 1-February 28, 2022	—	—	—	—
March 1-March 31, 2022	—	—	—	—

ITEM 6.  EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

May 6, 2022	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

May 6, 2022	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)