Form 10-Q
period 2022-06-30
Consolidated Communications Holdings, Inc.
filed 2022-08-05
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51446

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0636095
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2116 South 17th Street, Mattoon, Illinois	61938-5973

(Address of principal executive offices)	(Zip Code)

  (217) 235-3311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $0.01 par value	CNSL	The NASDAQ Global Select Market

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

Yes X No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes No X

On August 1, 2022, the registrant had 115,395,668 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$298,390	$320,403	$598,668	$645,169

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	135,888	145,311	271,783	289,290
Selling, general and administrative expenses	75,510	68,998	148,795	135,848
Loss on impairment of assets held for sale	—	—	126,490	—
Depreciation and amortization	72,543	76,079	144,893	151,690
Income (loss) from operations	14,449	30,015	(93,293)	68,341

Other income (expense):
Interest expense, net of interest income	(30,156)	(45,431)	(59,671)	(93,846)
Loss on extinguishment of debt	—	(5,121)	—	(17,101)
Investment income	9,902	11,439	18,152	20,995
Change in fair value of contingent payment rights	—	(39,826)	—	(97,414)
Other, net	3,018	(752)	6,173	1,966
Loss before income taxes	(2,787)	(49,676)	(128,639)	(117,059)

Income tax expense (benefit)	(1,275)	5,413	(11,578)	113
Net loss	(1,512)	(55,089)	(117,061)	(117,172)
Less: dividends on Series A preferred stock	9,802	—	19,400	—
Less: net income attributable to noncontrolling interest	203	267	318	283
Net loss attributable to common shareholders	$(11,517)	$(55,356)	$(136,779)	$(117,455)

Net loss per basic and diluted common shares attributable to common shareholders	$(0.10)	$(0.71)	$(1.22)	$(1.51)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(1,512)	$(55,089)	$(117,061)	$(117,172)
Pension and post-retirement obligations:
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax	(52)	162	(104)	324
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	2,883	(4)	7,521	309
Reclassification of realized loss to earnings, net of tax	1,324	3,426	2,663	6,862
Comprehensive income (loss)	2,643	(51,505)	(106,981)	(109,677)
Less: comprehensive income attributable to noncontrolling interest	203	267	318	283
Total comprehensive income (loss) attributable to common shareholders	$2,440	$(51,772)	$(107,299)	$(109,960)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$18,019	$99,635
Short-term investments	25,005	110,801
Accounts receivable, net of allowance for credit losses	117,479	133,362
Income tax receivable	2,733	1,134
Prepaid expenses and other current assets	56,928	56,831
Assets held for sale	95,922	26,052
Total current assets	316,086	427,815

Property, plant and equipment, net	2,101,127	2,019,444
Investments	107,514	109,578
Goodwill	929,570	1,013,243
Customer relationships, net	58,514	73,939
Other intangible assets	10,557	10,557
Other assets	62,349	58,116
Total assets	$3,585,717	$3,712,692

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,761	$40,953
Advance billings and customer deposits	48,097	53,028
Accrued compensation	64,949	68,272
Accrued interest	17,902	17,819
Accrued expense	92,397	97,417
Current portion of long-term debt and finance lease obligations	9,539	7,959
Liabilities held for sale	4,856	97
Total current liabilities	296,501	285,545

Long-term debt and finance lease obligations	2,124,001	2,118,853
Deferred income taxes	186,183	194,458
Pension and other post-retirement obligations	195,587	214,671
Other long-term liabilities	49,132	62,789
Total liabilities	2,851,404	2,876,316

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 436,943 and 434,266 shares outstanding as of June 30, 2022 and December 31, 2021, respectively; liquidation preference of $456,343 and $436,943 as of June 30, 2022 and December 31, 2021, respectively	307,976	288,576

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized, 115,395,668 and 113,647,364 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	1,154	1,137
Additional paid-in capital	726,247	740,746
Accumulated deficit	(258,978)	(141,599)
Accumulated other comprehensive loss, net	(49,491)	(59,571)
Noncontrolling interest	7,405	7,087
Total shareholders’ equity	426,337	547,800
Total liabilities, mezzanine equity and shareholders’ equity	$3,585,717	$3,712,692

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total
Balance at December 31, 2020	—	$—	79,228	$792	$525,673	$(34,514)	$(109,418)	$6,695	$389,228
Shares issued under employee plan, net of forfeitures	—	—	755	8	(8)	—	—	—	—
Non-cash, share-based compensation	—	—	—	—	1,450	—	—	—	1,450
Other comprehensive income	—	—	—	—	—	—	3,911	—	3,911
Net income (loss)	—	—	—	—	—	(62,099)	—	16	(62,083)
Balance at March 31, 2021	—	$—	79,983	$800	$527,115	$(96,613)	$(105,507)	$6,711	$332,506
Shares issued under employee plan, net of forfeitures	—	—	904	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	—	—	2,493	—	—	—	2,493
Other comprehensive income	—	—	—	—	—	—	3,584	—	3,584
Net income (loss)	—	—	—	—	—	(55,356)	—	267	(55,089)
Balance at June 30, 2021	—	$—	80,887	$809	$529,599	$(151,969)	$(101,923)	$6,978	$283,494

Balance at December 31, 2021	434	$288,576	113,647	$1,137	$740,746	$(141,599)	$(59,571)	$7,087	$547,800
Shares issued under employee plan, net of forfeitures	—	—	1,792	17	(17)	—	—	—	—
Series A preferred stock issued	3	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	9,598	—	—	(9,598)	—	—	—	(9,598)
Non-cash, share-based compensation	—	—	—	—	2,199	—	—	—	2,199
Purchase and retirement of common stock	—	—	(16)	—	(114)	—	—	—	(114)
Other comprehensive income	—	—	—	—	—	—	5,925	—	5,925
Net income (loss)	—	—	—	—	—	(115,664)	—	115	(115,549)
Balance at March 31, 2022	437	$298,174	115,424	$1,154	$733,216	$(257,263)	$(53,646)	$7,202	$430,663
Shares issued under employee plan, net of forfeitures	—	—	(28)	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	9,802	—	—	(9,802)	—	—	—	(9,802)
Non-cash, share-based compensation	—	—	—	—	2,833	—	—	—	2,833
Other comprehensive income	—	—	—	—	—	—	4,155	—	4,155
Net income (loss)	—	—	—	—	—	(1,715)	—	203	(1,512)
Balance at June 30, 2022	437	$307,976	115,396	$1,154	$726,247	$(258,978)	$(49,491)	$7,405	$426,337

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(117,061)	$(117,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	144,893	151,690
Cash distributions from wireless partnerships in excess of current earnings	1,661	1,238
Pension and post-retirement contributions in excess of expense	(19,161)	(18,213)
Stock-based compensation expense	5,032	3,943
Amortization of deferred financing costs and discounts	3,626	8,649
Noncash interest expense on convertible security interest	—	16,104
Loss on extinguishment of debt	—	17,101
Loss on change in fair value of contingent payment rights	—	97,414
Loss on impairment of assets held for sale	126,490	—
Other, net	(396)	3,731
Changes in operating assets and liabilities:
Accounts receivable, net	12,796	9,045
Income tax receivable	(13,425)	(343)
Prepaid expenses and other assets	(3,890)	(5,603)
Accounts payable	5,572	18,217
Accrued expenses and other liabilities	(4,632)	30
Net cash provided by operating activities	141,505	185,831

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(332,914)	(195,196)
Purchase of investments	(39,959)	(89,967)
Proceeds from sale and maturity of investments	126,554	1,198
Proceeds from sale of assets	1,794	89
Proceeds from business dispositions	26,042	—
Net cash used in investing activities	(218,483)	(283,876)

Cash flows from financing activities:
Proceeds from bond offering	—	400,000
Proceeds from issuance of long-term debt	—	150,000
Payment of finance lease obligations	(4,524)	(2,936)
Payment on long-term debt	—	(397,000)
Payment of financing costs	—	(8,266)
Share repurchases for minimum tax withholding	(114)	—
Net cash provided by (used in) financing activities	(4,638)	141,798
Change in cash and cash equivalents	(81,616)	43,753
Cash and cash equivalents at beginning of period	99,635	155,561
Cash and cash equivalents at end of period	$18,019	$199,314

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

Leveraging our advanced fiber network spanning approximately 56,100 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss), mezzanine equity and shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2021 Annual Report on Form 10-K filed with the SEC.

Recent Developments

Searchlight Investment

On December 7, 2021, we closed on the final stage of the investment agreement (the “Investment Agreement”) entered into on September 13, 2020 with an affiliate of Searchlight Capital Partners, L.P. (“Searchlight”).  In connection with the Investment Agreement, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company and hold a combination of Series A perpetual preferred stock and approximately 34% of the Company’s outstanding common stock as of June 30, 2022. For a more complete discussion of the transaction, refer to Note 4. With the strategic investment from Searchlight, we intend to enhance our fiber infrastructure and accelerate the investment in our network, which will include the upgrade over five years of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses. Our fiber build plan includes the upgrade of approximately 400,000 homes and small businesses in 2022.

Sale of Investment in Wireless Partnerships

On August 1, 2022, we entered into a Partnership Interest Purchase Agreement (the “Purchase Agreement”) to sell our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million, subject to certain potential adjustments. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. Our wireless partnership investment consists of ownership in five wireless partnerships: 2.34% of GTE Mobilnet of South Texas Limited Partnership, 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership, 3.60% of Pittsburgh SMSA Limited Partnership, 16.67% of Pennsylvania RSA No. 6(I) Limited Partnership and 23.67% of Pennsylvania RSA No. 6(II) Limited Partnership. Refer to

Note 6 for additional information on each partnership. The sale of the partnership interests is expected to close by the end of 2022 and is subject to the satisfaction or waiver of certain customary closing conditions and third-party purchase rights available to the other partners in the partnerships. In connection with the sale of the partnership interests, we expect to recognize a pre-tax gain in 2022 of approximately $390.0 million, net of estimated selling costs, which is subject to change pending the timing of the close of the sales and final earnings and cash distributions received. We intend to use the proceeds from the sale to support our fiber expansion plan. For the quarters ended June 30, 2022 and 2021, we recognized investment income of $9.8 million and $11.4 million, respectively, and received cash distributions of $11.3 million and $12.6 million, respectively, from these wireless partnerships. For the six months ended June 30, 2022 and 2021, we recognized investment income of $17.9 million and $20.8 million, respectively, and received cash distributions of $19.5 million and $22.0 million, respectively, from these wireless partnerships. Wireless partnership income is included as a component of other income in the condensed consolidated statement of operations.

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

The following table summarizes the activity in ACL for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(In thousands)	2022	2021
Balance at beginning of year	$9,961	$9,136
Provision charged to expense	4,230	4,282
Write-offs, less recoveries	(3,669)	(2,884)
Balance at end of year	$10,522	$10,534

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters and six months ended June 30, 2022 and 2021:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$67,592	$67,981	$133,503	$133,736
Voice services	36,643	40,173	74,095	80,593
Video services	14,359	16,799	28,725	33,580
	118,594	124,953	236,323	247,909
Commercial:
Data services (includes VoIP)	57,113	56,871	115,008	113,942
Voice services	35,775	39,065	72,114	78,818
Other	11,287	9,091	22,847	18,419
	104,175	105,027	209,969	211,179
Carrier:
Data and transport services	36,263	33,942	69,748	67,219
Voice services	3,718	4,396	7,570	8,922
Other	354	395	745	786
	40,335	38,733	78,063	76,927
Subsidies	6,534	17,465	13,117	34,804
Network access	24,846	31,115	51,059	62,718
Other products and services	3,906	3,110	10,137	11,632
Total operating revenues	$298,390	$320,403	$598,668	$645,169

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	June 30,
(In thousands)	2022	2021
Accounts receivable, net	$117,479	$128,601
Contract assets	24,928	21,874
Contract liabilities	56,659	55,023

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions. These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the quarters ended June 30, 2022 and 2021, the Company recognized expense of $3.1 million and $2.7 million, respectively, related to deferred contract acquisition costs. During the six months ended June 30, 2022 and 2021, the Company recognized expense of $6.2 million and $5.3 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended June 30, 2022 and 2021, the Company recognized previously deferred revenues of $122.6 million and $113.4 million, respectively.  For the six months ended June 30, 2022 and 2021, the Company recognized previously deferred revenues of $244.2 million and $229.5 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2022.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net loss	$(1,512)	$(55,089)	$(117,061)	$(117,172)
Less: dividends on Series A preferred stock	9,802	—	19,400	—
Less: net income attributable to noncontrolling interest	203	267	318	283
Loss attributable to common shareholders before allocation of earnings to participating securities	(11,517)	(55,356)	(136,779)	(117,455)
Less: earnings allocated to participating securities	—	—	—	—
Net loss attributable to common shareholders, after earnings allocated to participating securities	$(11,517)	$(55,356)	$(136,779)	$(117,455)

Weighted-average number of common shares outstanding	111,697	78,029	111,694	78,029

Net loss per common share attributable to common shareholders - basic and diluted	$(0.10)	$(0.71)	$(1.22)	$(1.51)

Diluted EPS attributable to common shareholders for the quarter and six months ended June 30, 2022 excludes 3.7 million and 3.1 million potential common shares related to our share-based compensation plan, respectively, because the inclusion of the potential common shares would have an antidilutive effect.  Diluted EPS attributable to common shareholders for the quarter and six months ended June 30, 2021 excludes 20.4 million and 19.9 million potential common shares, respectively, that could be issued under our share-based compensation plan and the contingent payment right (“CPR”) issued to Searchlight on October 2, 2020, as described in Note 4.

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

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of June 30, 2022 and December 31, 2021, the total shares of common stock issued to Searchlight represent approximately 34% and 35%, respectively, of the Company’s outstanding common stock.

Prior to conversion, the CPR was reported at its estimated fair value within long-term liabilities in the consolidated balance sheets. Subsequent changes in fair value were reflected in earnings within other income and expense in the condensed consolidated statements of operations. During the quarter and six months ended June 30, 2021, we recognized a loss of $39.8 million and $97.4 million, respectively, on the change in the fair value of the CPR.

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

In September 2021, in connection with the expected sale, the carrying value of the net assets were reduced to their estimated fair value and we recognized an impairment loss of $5.7 million during the quarter ended September 30, 2021.  During the six months ended June 30, 2022, we recognized an additional loss on the sale of $0.5 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations as a result of changes in estimated selling costs.

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”) for estimated cash consideration of approximately $91.7 million, subject to certain working capital and other purchase price adjustments. The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 19,000 consumer customers and 1,900 commercial customers. The transaction is expected to close by the end of 2022 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions.

At June 30, 2022, the major classes of assets and liabilities to be sold were classified as held for sale in the condensed consolidated balance sheet and consisted of the following:

(In thousands)
Current assets	$3,307
Property, plant and equipment	133,799
Goodwill	83,673
Other long-term assets	1,633
Impairment to net realizable value	(126,490)
Total assets	$95,922

Current liabilities	$3,642
Other long-term liabilities	1,214
Total liabilities	$4,856

In connection with the classification as assets held for sale, the carrying value of the net assets were reduced to their estimated fair value of approximately $91.1 million, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy. As a result, we recognized an impairment loss of $126.5 million during the six months ended June 30, 2022.  The actual amount of net proceeds received from this divestiture could vary substantially from our current estimates, if we were to experience a delay in completing the transaction or if there are changes in other assumptions that impact our estimates.

6.  INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2022	2021
Short-term investments:
Held-to-maturity debt securities	$25,005	$110,801

Long-term investments:
Cash surrender value of life insurance policies	$2,873	$2,659
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	21,450	21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	22,950	22,950
CoBank, ACB Stock	7,251	7,867
Other	272	273
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	18,373	19,648
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	6,698	7,303
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	27,647	27,428
Totals	$107,514	$109,578

Held-to-Maturity Debt Securities

Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months and less than one year are classified as short-term investments.  Held-to maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are recognized in earnings. Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At June 30, 2022, we had $25.0 million of investments in certificate of deposits included in short-term investments. At December 31, 2021, we had $20.0 million of investments in commercial paper included in cash and cash equivalents and $40.0 million of investments in commercial paper and $70.8 million of investments in certificate of deposits included in short-term investments. The investments have original maturities of less than one year. As of June 30, 2022 and December 31, 2021, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

Investments at Cost

We own 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also own 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we account for these investments at our initial cost less any impairment because fair value is not readily available for these investments.  No indictors of impairment existed for any of the investments during the quarters and six months ended June 30, 2022 or 2021.  For these investments, we adjust the carrying value for any purchases or sales of our ownership interests, if any. We record distributions received from these investments as investment income in non-operating income (expense).  For the quarters ended June 30, 2022 and 2021, we received cash distributions from these partnerships of $5.2 million and $6.1 million, respectively. For the six months ended June 30, 2022 and 2021, we received cash distributions from these partnerships totaling $9.0 million and $10.4 million, respectively.

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

Equity Method

We own 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we have significant influence over the operating and financial policies of these three entities, we account for the investments using the equity method. Income is recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions are recorded as a reduction in our investment.  For the quarters ended June 30, 2022 and 2021, we received cash distributions from these partnerships of $6.1 million and $6.5 million, respectively.  For the six months ended June 30, 2022 and 2021, we received cash distributions from these partnerships totaling $10.5 million and $11.6 million, respectively.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 were as follows:

As of June 30, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$1,779	$—	$1,779	$—

As of December 31, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(12,813)	$—	$(12,813)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022		As of December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,140,362	$1,831,249	$2,139,567	$2,186,508

Cost & Equity Method Investments

Our investments as of June 30, 2022 and December 31, 2021 accounted for at cost and under the equity method consisted primarily of minority positions in various cellular telephone limited partnerships and our investment in CoBank. It is impracticable to determine the fair value of these investments.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements. We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2022	2021
Senior secured credit facility:
Term loans, net of discounts of $9,513 and $10,308 at June 30, 2022 and December 31, 2021, respectively	$990,362	$989,567
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	400,000
Finance leases	28,092	24,990
	2,168,454	2,164,557
Less: current portion of long-term debt and finance leases	(9,539)	(7,959)
Less: deferred debt issuance costs	(34,914)	(37,745)
Total long-term debt	$2,124,001	$2,118,853

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

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $25.1 million were outstanding under our revolving credit facility as of June 30, 2022.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2022, $224.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.19% and 4.25% as of June 30, 2022 and December 31, 2021, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00. As of June 30, 2022, our consolidated first lien leverage ratio under the Credit Agreement was 4.40:1.00.  As of June 30, 2022, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions. The indentures also contain customary events of default.  As of June 30, 2022, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

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

The following interest rate swaps were outstanding as of June 30, 2022:

	Notional
(In thousands)	Amount	2022 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other assets	$1,779

Our interest rate swap agreements mature on July 31, 2023.

The following interest rate swaps were outstanding as of December 31, 2021:

	Notional
(In thousands)	Amount	2021 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	$(12,813)

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

As of June 30, 2022 and December 31, 2021, the total pre-tax unrealized gain (loss) related to our interest rate swap agreements included in AOCI was $3.7 million and $(10.1) million, respectively.  From the balance in AOCI as of June 30, 2022, we expect to recognize a gain of approximately $3.6 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Unrealized gain (loss) recognized in AOCI, pretax	$3,899	$(5)	$10,172	$418
Deferred loss reclassified from AOCI to interest expense	$(1,791)	$(4,634)	$(3,602)	$(9,282)

10. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements. These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material. Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the quarter ended June 30, 2022, we entered into a dark fiber IRU arrangement for exclusive access to and unrestricted use of specific assets. The arrangement was recognized as a sale-type lease as the term of the arrangement is for a major part of the assets’ remaining economic life. During the quarter ended June 30, 2022, we recognized revenue of $3.1 million and a gain of $0.9 million related to this arrangement. During the quarter and six months ended June 30, 2021, we did not enter into any material dark fiber IRU arrangements.

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

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. As of December 31, 2021, the liquidation preference of the Series A Preferred Stock was $436.9 million, which included accrued and unpaid dividends of $2.7 million. On January 1, 2022, the Company paid dividends in-kind of $2.7 million or 2,677 shares. As of June 30, 2022, the liquidation preference of the Series A Preferred Stock was $456.3 million, which includes accrued and unpaid dividends of $19.4 million. The Company intends to exercise the PIK dividend option on the Series A Preferred Stock through at least 2022.

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended June 30, 2022 and 2021:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Restricted stock	$1,411	$1,391	$2,441	$2,155
Performance shares	1,422	1,102	2,591	1,788
Total	$2,833	$2,493	$5,032	$3,943

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2022, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $18.4 million and will be recognized over a weighted-average period of approximately 1.5 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2022:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2021	1,069,817	$7.34	920,010	$7.40
Shares granted	928,693	$4.71	904,435	$7.52
Shares vested	—	$—	(55,795)	$9.69
Shares forfeited, cancelled or retired	(23,442)	$7.23	(45,461)	$8.28
Non-vested shares outstanding - June 30, 2022	1,975,068	$6.10	1,723,189	$7.36

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2022:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2021	$(52,099)	$(7,472)	$(59,571)
Other comprehensive gain before reclassifications	—	7,521	7,521
Amounts reclassified from accumulated other comprehensive loss	(104)	2,663	2,559
Net current period other comprehensive income	(104)	10,184	10,080
Balance at June 30, 2022	$(52,203)	$2,712	$(49,491)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
(In thousands)	2022	2021	2022	2021	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$195	$195	$389	$390	(a)
Actuarial loss	(123)	(415)	(246)	(830)	(a)
	72	(220)	143	(440)	Total before tax
	(20)	58	(39)	116	Tax (expense) benefit
	$52	$(162)	$104	$(324)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(1,791)	$(4,634)	$(3,602)	$(9,282)	Interest expense
	467	1,208	939	2,420	Tax benefit
	$(1,324)	$(3,426)	$(2,663)	$(6,862)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 13 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension benefit for our Pension Plans for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Interest cost	$5,558	$5,680	$11,116	$11,361
Expected return on plan assets	(9,206)	(9,263)	(18,412)	(18,526)
Net amortization loss	154	557	308	1,114
Net prior service cost amortization	30	31	61	61
Net periodic pension benefit	$(3,464)	$(2,995)	$(6,927)	$(5,990)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Service cost	$145	$223	$290	$445
Interest cost	677	657	1,354	1,314
Expected return on plan assets	(53)	(50)	(106)	(100)
Net amortization gain	(31)	(142)	(62)	(284)
Net prior service credit amortization	(225)	(226)	(450)	(451)
Net periodic post-retirement cost	$513	$462	$1,026	$924

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $10.0 million to our Pension Plans and $8.2 million to our Post-retirement Plans in 2022. As of June 30, 2022, we have contributed $9.9 million and $3.3 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

14. INCOME TAXES

Our unrecognized tax benefits as of June 30, 2022 and December 31, 2021 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of June 30, 2022 and December 31, 2021. We do not expect any material change in our unrecognized tax benefits during the remainder of 2022.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of June 30, 2022, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

Our effective tax rate was 45.8% and (10.9)% for the quarters ended June 30, 2022 and 2021, respectively, and 9.0% and (0.1)% for the six-month periods ended June 30, 2022 and 2021, respectively. On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our Kansas City operations. As a result, we recorded a decrease of $0.5 million and an increase of $19.6 million to our current tax expense for the quarter and six months ended June 30,

2022, respectively, related to the $83.7 million impairment loss of noncash goodwill that is not deductible for tax purposes. The transaction to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio closed on January 31, 2022.  As a result, we recorded a decrease of $0.1 million and an increase of $3.7 million to our current tax expense for the quarter and six months ended June 30, 2022, respectively, related to $16.3 million of noncash goodwill included in the sale that is not deductible for tax purposes. The Company does not consider these sales transactions and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations. In addition, the investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes. Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase to our current tax expense of $20.0 million and $32.2 million for the quarter and six months ended June 30, 2021, respectively.  For the quarter and six months ended June 30, 2021, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision. The Company applied the discrete method, at that time, because the application of the estimated annual effective tax rate method (i) was not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) would result in small changes to the projected ordinary annual income causing significant changes in the estimated annual effective rate. Exclusive of the discrete effective tax rate method and permanent income tax impact related to the Kansas City, Ohio and Searchlight transactions, our effective tax rate for the quarters ended June 30, 2022 and 2021 would have been approximately 23.8% and 24.6%, respectively, and approximately 27.1% and 24.5% for the six months ended June 30, 2022 and 2021, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to permanent income tax differences related to the Kansas City, Ohio, and Searchlight transactions, recurring permanent tax differences, and differences in allocable income for the Company’s state tax filings.

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

The additional tax liabilities calculated by the DOR for CCPA and CCES for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2018 (CCPA and CCES) are approximately $4.6 million and $2.6 million, respectively. Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2018 (CCPA and CCES), we have reserved $0.8 million and $1.6 million, including interest, for our CCPA and CCES subsidiaries, respectively.  We expect the filings for the tax years 2014 through 2018 to be settled at a later date similar to the initial settlement.  In 2022, we received notification that the DOR has started audits for the tax years 2019 and 2020 and during the quarter ended June 30, 2022, we received a preliminary draft audit report for CCPA, which included additional tax liabilities calculated by the DOR of approximately $0.7 million. While we continue to believe a settlement of all remaining disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

Pole Sale

On December 30, 2020, the Company reached an agreement to sell to Public Service Company of New Hampshire d/b/a Eversource Energy (“Eversource”) its joint ownership interest in approximately 343,000 poles and its sole ownership interest in approximately 3,800 poles located in the Eversource electric service area. The agreement also included the settlement of all vegetation maintenance costs disputed between the Company and Eversource through December 2020. The Company recognized a net loss of $1.9 million during the quarter ended December 31, 2020 associated with the execution of this agreement. Upon the closing of the sale, the Company would become a tenant on the poles and pay pole attachment fees to Eversource. The Company would also no longer have any future obligations associated with vegetation maintenance. The purchase and sale transaction requires regulatory approval by the New Hampshire Public Utilities Commission (“NHPUC”) and was submitted for approval by the parties in 2021. Formal hearings on the transaction concluded in May 2022, but the NHPUC has not yet issued a ruling on the transaction.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements including the impact of the ongoing novel coronavirus (“COVID-19”) pandemic and our response to it.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2021 Annual Report on Form 10-K filed with the SEC and in Item 1A – “Risk Factors” of this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and six months ended June 30, 2022 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 22-state service area.  We operate an advanced fiber network spanning approximately 56,100 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

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

Our fiber build plan includes the upgrade of 400,000 homes and small businesses in 2022. During the quarter and six months ended June 30, 2022, we upgraded approximately 142,300 and 226,000 passings, respectively, and added approximately 9,600 and 17,300 consumer fiber Gig-capable subscribers, respectively. During the year ended December 31, 2021, we upgraded approximately 330,000 passings. In our northern New England service areas, approximately 26% of the homes we serve were 1 Gig capable as of June 30, 2022 compared to 10% during the same period in 2021. As of June 30, 2022, approximately 37% of the homes we serve in all other markets had availability to broadband speeds of up to 1 Gbps compared to 23% during the same period in 2021.

Fidium Fiber, our new Gigabit consumer fiber internet product with an all-new customer experience, launched in November 2021 in select northern New England markets, reinforcing our broadband-first strategy. In May 2022, Fidium Fiber was expanded to additional markets in California, Illinois, Minnesota, Pennsylvania and Texas. In June 2022, we launched symmetrical 2 Gig speeds across the entire Fidium fiber network.  Our Fidium plans offer symmetrical speeds from 50 Mbps to 2 Gbps with no data caps.

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

However, operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase.  Total voice connections decreased 9% as of June 30, 2022 compared to 2021.  We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

Our competitive broadband speeds enable us to meet consumer demand for higher bandwidth for streaming programming or on-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their linear video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 22% as of June 30, 2022 compared to 2021. We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content including services offered through our streaming partnerships.

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

In the second stage of the Investment, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. The Note bore interest at 9.0% per annum from the date of the closing of the first stage of the transaction and was payable semi-annually in arrears. The Note included a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020. During the year ended December 31, 2021, the Company elected the PIK option and accrued interest of $38.8 million was added to the principal balance of the Note.  On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, on December 7, 2021, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of June 30, 2022 and December 31, 2021, shares of common stock issued to Searchlight represent approximately 34% and 35%, respectively, of the Company’s outstanding common stock. The strategic investment with Searchlight provides us a valued partner with significant experience in deploying broadband infrastructure as we continue to execute our fiber-focused strategy and grow broadband services.

Divestitures

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC”). CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and included approximately 3,800 access lines, 3,900 data connections and 1,400 video connections. The sale was completed on January 31, 2022 for approximately $26.0 million in cash, subject to a customary working capital adjustment. As of December 31, 2021, the assets and liabilities to be disposed of were classified as held for sale in the condensed consolidated balance sheet and consisted primarily of allocated goodwill of $16.3 million and property, plant and equipment of $9.5 million. In connection with the classification as assets held for sale, we recognized an impairment loss of $5.7 million during the quarter ended September 30, 2021. During the six months ended June 30, 2022, we recognized an additional loss on the sale of $0.5 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations. We intend to use the proceeds from the asset sale to further our fiber expansion plans.

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”) for estimated cash consideration of approximately $91.7 million, subject to certain working capital and other purchase price adjustments. The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 19,000 consumer customers and 1,900 commercial customers. The transaction is expected to close by the end of 2022 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions.  At June 30, 2022, the assets and liabilities to be disposed of were classified as held for sale in the condensed consolidated balance sheet and consisted primarily of allocated goodwill of $83.7 million and property, plant and equipment of $133.8 million. In connection with the expected sale, the carrying value of the net assets to be sold was reduced to their estimated fair value of approximately $91.1 million and we recognized an impairment loss of $126.5 million during the six months ended June 30, 2022. The asset sales align with our strategic asset review and focus on our core broadband regions.

Sale of Investment in Wireless Partnerships

On August 1, 2022, we entered into a Partnership Interest Purchase Agreement (the “Purchase Agreement”) to sell our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million, subject to certain potential adjustments. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. Our wireless partnership investment consists of ownership in five wireless partnerships: 2.34% of GTE Mobilnet of South Texas Limited Partnership, 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership, 3.60% of Pittsburgh SMSA Limited Partnership, 16.67% of Pennsylvania RSA No. 6(I) Limited Partnership and 23.67% of Pennsylvania RSA No. 6(II) Limited Partnership. The sale of the partnership interests is expected to close by the end of 2022 and is subject to the satisfaction or waiver of certain customary closing conditions and third-party purchase rights available to the other partners in the partnerships. In connection with the sale of the partnership interests, we expect to recognize a pre-tax gain in 2022 of approximately $390.0 million, net of estimated selling costs, which is subject to change pending the timing of the close of the sales and final earnings and cash distributions received. We intend to use the proceeds from the sale to support our fiber expansion plan. For the quarters ended June 30, 2022 and 2021, we recognized investment income of $9.8 million and $11.4 million, respectively, and received cash distributions of $11.3 million and $12.6 million, respectively, from these wireless partnerships. For the six months ended June 30, 2022 and 2021, we recognized investment income of $17.9 million and $20.8 million, respectively, and received cash distributions of $19.5 million and $22.0 million, respectively, from these wireless partnerships.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and six months ended June 30, 2022 and 2021.

Financial Data

	Quarter Ended June 30,				Six Months Ended June 30,
(In millions, except for percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$67.6	$68.0	$(0.4)	(1)%	$133.5	$133.8	$(0.3)	(0)%
Voice services	36.6	40.2	(3.6)	(9)	74.1	80.6	(6.5)	(8)
Video services	14.3	16.8	(2.5)	(15)	28.7	33.6	(4.9)	(15)
	118.5	125.0	(6.5)	(5)	236.3	248.0	(11.7)	(5)
Commercial:
Data services (includes VoIP)	57.1	56.9	0.2	0	115.0	113.9	1.1	1
Voice services	35.8	39.1	(3.3)	(8)	72.1	78.9	(6.8)	(9)
Other	11.3	9.1	2.2	24	22.9	18.4	4.5	24
	104.2	105.1	(0.9)	(1)	210.0	211.2	(1.2)	(1)
Carrier:
Data and transport services	36.3	33.9	2.4	7	69.8	67.2	2.6	4
Voice services	3.7	4.4	(0.7)	(16)	7.5	8.9	(1.4)	(16)
Other	0.4	0.4	—	—	0.8	0.8	—	—
	40.4	38.7	1.7	4	78.1	76.9	1.2	2

Subsidies	6.5	17.4	(10.9)	(63)	13.1	34.8	(21.7)	(62)
Network access	24.9	31.1	(6.2)	(20)	51.1	62.7	(11.6)	(19)
Other products and services	3.9	3.1	0.8	26	10.1	11.6	(1.5)	(13)
Total operating revenues	298.4	320.4	(22.0)	(7)	598.7	645.2	(46.5)	(7)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	135.9	145.3	(9.4)	(6)	271.8	289.3	(17.5)	(6)
Selling, general and administrative costs	75.5	69.0	6.5	9	148.8	135.9	12.9	9
Loss on impairment of assets held for sale	—	—	—	—	126.5	—	126.5	100
Depreciation and amortization	72.5	76.1	(3.6)	(5)	144.9	151.7	(6.8)	(4)
Total operating expenses	283.9	290.4	(6.5)	(2)	692.0	576.9	115.1	20
Income (loss) from operations	14.5	30.0	(15.5)	(52)	(93.3)	68.3	(161.6)	(237)
Interest expense, net	(30.2)	(45.4)	(15.2)	(33)	(59.7)	(93.8)	(34.1)	(36)
Loss on extinguishment of debt	—	(5.1)	5.1	100	—	(17.1)	17.1	100
Change in fair value of contingent payment rights	—	(39.8)	39.8	100	—	(97.4)	97.4	100
Other income, net	12.9	10.6	2.3	22	24.3	22.9	1.4	6
Income tax expense (benefit)	(1.3)	5.4	(6.7)	(124)	(11.6)	0.1	(11.7)	(11,700)
Net loss	(1.5)	(55.1)	53.6	97	(117.1)	(117.2)	0.1	0
Dividends on Series A preferred stock	9.8	—	9.8	100	19.4	—	19.4	100
Net income attributable to noncontrolling interest	0.2	0.3	(0.1)	(33)	0.3	0.3	—	—
Net loss attributable to common shareholders	$(11.5)	$(55.4)	$43.9	79	$(136.8)	$(117.5)	$(19.3)	(16)

Adjusted EBITDA (1)	$107.5	$126.7	$(19.2)	(15)%	$214.7	$253.3	$(38.6)	(15)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of June 30,
	2022	2021	Change	% Change
Consumer customers	505,614	535,070	(29,456)	(6)%

Fiber Gig+ capable	103,455	77,521	25,934	33
DSL/Copper	277,758	315,959	(38,201)	(12)
Consumer data connections	381,213	393,480	(12,267)	(3)

Consumer voice connections	306,458	352,835	(46,377)	(13)
Video connections	55,225	70,795	(15,570)	(22)

Operating Revenues

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our VoIP and data products.  We offer high-speed Internet access at speeds of up to 2 Gbps, depending on the network facilities that are available, the level of service selected and the location.  Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.

Broadband services revenues decreased $0.4 million and $0.3 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Excluding the sale of COCC, broadband services revenues increased $0.3 million and $0.9 million during the quarter and six months ended June 30, 2022, respectively, despite a decrease in data connections of 3%, primarily as a result of price increases as well as growth in fiber Internet services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans. The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $3.6 million and $6.5 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to a 14% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies.

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

Video services revenues decreased $2.5 million and $4.9 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to a 25% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming services.

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

Data services revenues increased $0.2 million and $1.1 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to continued growth in dedicated Internet access and SD-WAN services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Voice services revenues decreased $3.3 million and $6.8 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to a 10% decline in access lines as commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 911 service revenues.  Other services revenues increased $2.2 million and $4.5 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to an increase in business systems and custom construction revenues.

Carrier

Data and Transport Services

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services.  Data services revenues increased $2.4 million and $2.6 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to an increase in dark fiber revenue as a result of a new IRU agreement entered into during the quarter ended June 30, 2022.  Growth in Ethernet services was offset in part by a decline in cellular backhaul as a result of price compression and a reduction in pricing of recent contract renewals with our wireless backhaul partners.

Voice Services

We provide basic local phone service packages with customized features for resell by wholesale customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.  Voice services revenues decreased $0.7 million and $1.4 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 as customers continue to choose alternative technology solutions.

Other

Other services revenues include conduit and other asset lease revenue as well as other miscellaneous revenue. Other services revenues were flat during the quarter and six months ended June 30, 2022 compared to the same periods in 2021.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $10.9 million and $21.7 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to a reduction in federal subsidies support.  In 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (“RDOF”), which resulted in a reduction in our annual support of approximately $42.2 million as of January 1, 2022.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $6.2 million and $11.6 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to a decrease in the Federal Universal Service Fund Contribution Factor during 2022 as well as the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits.

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

Other products and services revenues increased $0.8 million and decreased $1.5 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to the recognition of Public Private Partnership construction projects during 2022 and 2021.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $9.4 million and $17.5 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Video programming costs decreased as a result of a 22% decline in video connections. In addition, required contributions to the Federal Universal Service Fund (“USF”) decreased in 2022 as a result of a reduction in the annual funding rate.  Access expense decreased related to fiber costs for the Public Private Partnership agreements, as described above. In addition, during the quarter ended June 30, 2021, we incurred access charges of $3.4 million related to the early termination of a contract obligation for fixed wireless services.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $6.5 million and $12.9 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Advertising expense increased from additional advertising to promote our new fiber broadband speeds. Employee labor costs and noncash stock compensation expense also increased from the prior year period. Property and real estate taxes also increased primarily due to refunds and settlements received in 2021.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.6 million and $6.8 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to a decline in amortization expense for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined due to the sale of the Ohio assets and the classification of the Kansas City assets as held for sale in the first quarter of 2022. These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to success-based capital projects for consumer and commercial services as well as the fiber network expansion and customer service improvements.

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

Our Texas Incumbent Local Exchange Carriers (“ILECs”) have historically received support from two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the High Cost Assistance Fund (“HCAF”).  In December 2020, the PUCT announced a TUSF funding shortfall and would be reducing all funded carriers support by 64% beginning January 15, 2021.  The Texas Telephone Association (“TTA”), which Consolidated is a member, and the Texas Statewide Telephone Cooperative, Inc. (“TSTCI”), filed a lawsuit seeking to overturn the PUCT decision as well as a temporary injunction on the funding reduction.  On June 7, 2021, the court ruled in favor of the PUCT.  The TTA and TSTCI filed a notice to appeal on July 2, 2021.  We filed our brief on September 18, 2021, along with a Motion to Expedite.  The motion to expedite was granted.  On June 30, 2022, the Third Court of Appeals in Austin ruled in favor of the rural phone companies requiring the state to increase the state surcharge to fully fund the TUSF and reimburse rural phone companies for the shortfall.  The state has 45 days from the ruling date to decide whether to appeal the decision. The potential impact is a reduction in support of approximately $4.0 million annually.

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

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (the “Infrastructure Act”) passed on June 30, 2021 included $65.0 billion toward broadband.  The broadband internet portion of the Infrastructure Act is aimed at increasing internet coverage for more universal access, including for rural, low-income, and tribal communities.  65% of this funding is set aside specifically for underserved communities. Additionally, this measure is designed to help make internet access more affordable and increase digital literacy.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, decreased $15.2 million and $34.1 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. During the quarter and six months ended June 30, 2021, we recognized interest expense, including amortized costs, of $10.9 million and $21.1 million, respectively, on the Note issued to Searchlight as part of the investment agreement entered into in October 2020. The Note was converted into perpetual preferred stock in conjunction with the closing of the second stage of the Searchlight investment in December

2021. In addition, the maturity of an interest rate swap agreement in July 2021 reduced interest expense $2.7 million and $5.4 million during the quarter and six months ended June 30, 2022, respectively, as compared to 2021. Interest expense on our outstanding term loan also decreased during the six months ended June 30, 2022 due a reduction in the annual interest rate as part of the refinancing of our credit agreement in April 2021, as described in the “Liquidity and Capital Resources” section below.

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

Other Income

Other income increased $2.3 million and $1.4 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. During the quarter and six months ended June 30, 2021, we recognized a loss of $3.6 million on the disposition of wireless spectrum licenses. Pension and post-retirement expense also decreased $0.3 million and $0.7 million, respectively. See Note 13 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.  However, investment income decreased $1.5 million and $2.8 million during the quarter and six months ended June 30, 2022, respectively, from our wireless partnership interests.

Income Taxes

Income taxes decreased $6.7 million and $11.7 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Our effective tax rate was 45.8% and (10.9)% for the quarters ended June 30, 2022 and 2021, respectively, and 9.0% and (0.1)% for the six-month periods ended June 30, 2022 and 2021, respectively. On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our Kansas City operations.  As a result, we recorded a decrease of $0.5 million and an increase of $19.6 million to our current tax expense for the quarter and six months ended June 30, 2022, respectively, related to the $83.7 million impairment loss of noncash goodwill that is not deductible for tax purposes.  The transaction to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio closed on January 31, 2022.  As a result, we recorded a decrease of $0.1 million and an increase of $3.7 million to our current tax expense for the quarter and six months ended June 30, 2022, respectively, related to $16.3 million of noncash goodwill included in the sale that is not deductible for tax purposes. The Company does not consider these sales transactions and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations. In addition, the investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes. Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase to our current tax expense of $20.0 million and $32.2 million for the quarter and six months ended June 30, 2021, respectively. For the quarter and six months ended June 30, 2021, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision. The Company applied the discrete method, at that time, because the application of the estimated annual effective tax rate method (i) was not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) would result in small changes to the projected ordinary annual income causing significant changes in the estimated annual effective rate. Exclusive of the discrete effective tax rate method and permanent income tax impact related to the Kansas City, Ohio and Searchlight transactions, our effective tax rate for the quarters ended June 30, 2022 and 2021 would have been approximately 23.8% and 24.6%, respectively, and approximately 27.1% and 24.5% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differed from the federal and state statutory rates primarily due to permanent income tax differences related to the Kansas City, Ohio, and Searchlight transactions, recurring permanent tax differences, and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of net income (loss) to adjusted EBITDA for the quarters and six months ended June 30, 2022 and 2021:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(In thousands, unaudited)	2022	2021	2022	2021
Net loss	$(1,512)	$(55,089)	$(117,061)	$(117,172)
Add (subtract):
Interest expense, net of interest income	30,156	45,431	59,671	93,846
Income tax expense (benefit)	(1,275)	5,413	(11,578)	113
Depreciation and amortization	72,543	76,079	144,893	151,690
EBITDA	99,912	71,834	75,925	128,477

Adjustments to EBITDA:
Other, net (1)	(6,541)	(5,233)	(12,263)	(15,642)
Investment distributions (2)	11,329	12,656	19,545	22,033
Loss on extinguishment of debt	—	5,121	—	17,101
Loss on impairment	—	—	126,490	—
Change in fair value of contingent payment rights	—	39,826	—	97,414
Non-cash, stock-based compensation	2,833	2,493	5,032	3,943
Adjusted EBITDA	$107,533	$126,697	$214,729	$253,326

(1)	Includes the equity earnings from our investments, dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

(2)	Includes all cash dividends and other cash distributions received from our investments. On August 1, 2022, we entered into an agreement to sell our investment in five wireless partnerships, which will eliminate future cash distributions from these investments subsequent to the completion of the sale. For the quarters ended June 30, 2022 and 2021, we received cash distributions of $11.3 million and $12.6 million, respectively, from these wireless partnerships. For the six months ended June 30, 2022, we received cash distributions of $19.5 million and $22.0 million, respectively, from these wireless partnerships.

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

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$141,505	$185,831
Investing activities	(218,483)	(283,876)
Financing activities	(4,638)	141,798
Change in cash and cash equivalents	$(81,616)	$43,753

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $141.5 million during the six-month period ended June 30, 2022, a decrease of $44.3 million compared to the same period in 2021. Cash flows provided by operating activities decreased in part due to a decline in earnings as a result of a decrease in operating revenue. The decline is also as a result of changes in working capital and the timing of expenditures. Cash distributions received from our wireless partnerships also decreased $2.5 million in 2022. These reductions in cash provided by operating activities were offset in part by a decrease in cash paid for interest of $3.8 million in 2022 compared to 2021.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $218.5 million during the six-month period ended June 30, 2022 and consisted primarily of cash used for capital expenditures, the purchase and maturity of short-term investments and proceeds received from business dispositions.

Capital expenditures continue to be our primary recurring investing activity and were $332.9 million and $195.2 million during the six-month periods ended June 30, 2022 and 2021, respectively. Capital expenditures for 2022 are expected to be $565.0 million to $585.0 million, which will be used for our planned fiber projects and broadband network expansion, which will include the upgrade in 2022 of approximately 400,000 fiber passings, and to support success-based capital projects for commercial, carrier and consumer initiatives. This is an increase from our previous outlook of $475.0 million to $495.0 million to reflect additional planned expenditures associated with our fiber expansion plan and an increase in costs related to inflationary pressures. We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

During the six months ended June 30, 2022, we received proceeds from the maturity and sale of investments of $126.6 million, which was offset in part by the purchase of $40.0 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months. During the six months ended June 30, 2021, we purchased $90.0 million in short-term investments.

During the six months ended June 30, 2022, we completed the sale of substantially all of the assets of CCOC, our non-core, rural ILEC business located in Ohio, for cash proceeds of $26.0 million.

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

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $25.1 million were outstanding under our revolving credit facility as of June 30, 2022.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2022, $224.9 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 5.19% and 4.25% as of June 30, 2022 and December 31, 2021, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio as of the end of any fiscal quarter is greater than 5.85:1.00. As of June 30, 2022, our consolidated first lien leverage ratio under the Credit Agreement was 4.40:1.00.  As of June 30, 2022, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of June 30, 2022, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2022 and 2040.  As of June 30, 2022, the present value of the minimum remaining lease commitments was approximately $28.1 million, of which $9.5 million was due and payable within the next twelve months. The leases require total remaining rental payments of $30.9 million as of June 30, 2022.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratio)	2022	2021
Cash and cash equivalents and short-term investments	$43,024	$210,436
Working capital	19,585	142,270
Current ratio	1.07	1.50

Our net working capital declined $122.7 million as of June 30, 2022 compared to December 31, 2021. Cash, cash equivalents and short-term investments decreased $167.4 million primarily as a result of capital expenditures for the fiber build plan. Working capital was also reduced by an increase in accounts payable of $17.8 million at June 30, 2022 related to the timing of expenditures.  However, working capital included net assets classified as held for sale of $91.1 million at June 30, 2022 related to the pending sale of substantially all of the assets of our Kansas City operations compared to net assets held for sale of $26.0 million at December 31, 2021 for the ILEC business located in Ohio.

Our most significant use of funds for the remainder of 2022 is expected to be for: (i) interest payments on our indebtedness of between $62.0 million and $66.0 million; and (ii) capital expenditures of between $228.0 million and $248.0 million.  The recent refinancing of our capital structure combined with the Searchlight investment provides us the capital and financial flexibility to fund our accelerated fiber network expansion and growth plans. In addition, on August 1, 2022, we entered into a definitive agreement to sell our investment in five wireless partnerships for an aggregate purchase price of $490.0 million. The proceeds from the sale are expected to be used to support the fiber expansion plan. In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2022, we had approximately $6.6 million of these bonds outstanding.

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

In 2022, we expect to make contributions totaling approximately $10.0 million to our Pension Plans and $8.2 million to our other post-retirement benefit plans. As of June 30, 2022, we have contributed $9.9 million and $3.3 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year.  ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We expect that for the remainder of 2022 and 2023, no additional pension contributions will be required as we have now adopted the ARPA minimum required contributions and will use our current pre-funded balance to satisfy those minimum contribution requirements.

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

As of June 30, 2022, the majority of our variable rate debt was subject to a 0.75% London Interbank Offered Rate (“LIBOR”) floor.  Based on our variable rate debt outstanding as of June 30, 2022, a 1.00% increase in market interest rates would increase annual interest expense by approximately $5.0 million. A 1.00% decrease in current interest rates would reduce annual interest expense by approximately $4.6 million as the reduction is limited in part by the 0.75% LIBOR floor.

As of June 30, 2022, the fair value of our interest rate swap agreements amounted to a net asset of $1.8 million.  Total pre-tax deferred gains related to our interest rate swap agreements included in accumulated other comprehensive loss was $3.7 million as of June 30, 2022.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2022.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

August 5, 2022	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

August 5, 2022	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)