Form 10-Q
period 2022-09-30
Consolidated Communications Holdings, Inc.
filed 2022-11-07
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes No X

On October 31, 2022, the registrant had 115,395,668 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$296,619	$318,584	$895,287	$963,753

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	141,226	142,507	413,009	431,797
Selling, general and administrative expenses	72,837	64,100	221,632	199,948
Loss on impairment of assets held for sale	5,208	5,704	131,698	5,704
Gain on disposal of assets	(19,163)	—	(19,163)	—
Depreciation and amortization	75,659	73,765	220,552	225,455
Income (loss) from operations	20,852	32,508	(72,441)	100,849

Other income (expense):
Interest expense, net of interest income	(32,071)	(43,176)	(91,742)	(137,022)
Loss on extinguishment of debt	—	—	—	(17,101)
Change in fair value of contingent payment rights	—	(2,205)	—	(99,619)
Other, net	2,984	2,325	9,425	4,491
Loss from continuing operations before income taxes	(8,235)	(10,548)	(154,758)	(148,402)

Income tax expense (benefit)	(978)	2,552	(17,814)	(1,860)
Loss from continuing operations	(7,257)	(13,100)	(136,944)	(146,542)

Discontinued operations:
Income from discontinued operations	4,744	11,020	22,628	31,815
Gain on sale of discontinued operations	389,905	—	389,905	—
Income tax expense	94,715	2,401	99,973	6,926
Income from discontinued operations	299,934	8,619	312,560	24,889

Net income (loss)	292,677	(4,481)	175,616	(121,653)
Less: dividends on Series A preferred stock	10,352	—	29,752	—
Less: net income attributable to noncontrolling interest	75	240	393	523
Net income (loss) attributable to common shareholders	$282,250	$(4,721)	$145,471	$(122,176)

Net income (loss) per common share - basic and diluted
Loss from continuing operations	$(0.15)	$(0.14)	$(1.45)	$(1.77)
Income from discontinued operations	2.60	0.09	2.72	0.30
Net income (loss) per basic and diluted common shares attributable to common shareholders	$2.45	$(0.05)	$1.27	$(1.47)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$292,677	$(4,481)	$175,616	$(121,653)
Pension and post-retirement obligations:
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax	(52)	524	(156)	848
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	2,693	(219)	10,214	90
Reclassification of realized loss to earnings, net of tax	211	2,071	2,874	8,933
Comprehensive income (loss)	295,529	(2,105)	188,548	(111,782)
Less: comprehensive income attributable to noncontrolling interest	75	240	393	523
Total comprehensive income (loss) attributable to common shareholders	$295,454	$(2,345)	$188,155	$(112,305)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$462,049	$99,635
Short-term investments	—	110,801
Accounts receivable, net of allowance for credit losses	115,985	133,362
Income tax receivable	—	1,134
Prepaid expenses and other current assets	63,730	56,831
Assets held for sale	92,822	26,052
Total current assets	734,586	427,815

Property, plant and equipment, net	2,175,557	2,019,444
Investments	10,283	10,799
Goodwill	929,570	1,013,243
Customer relationships, net	50,801	73,939
Other intangible assets	10,557	10,557
Assets of discontinued operations	—	98,779
Other assets	57,626	58,116
Total assets	$3,968,980	$3,712,692

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,445	$40,953
Advance billings and customer deposits	48,466	53,028
Accrued compensation	65,722	68,272
Accrued interest	35,139	17,819
Accrued expense	108,867	97,417
Current portion of long-term debt and finance lease obligations	10,278	7,959
Liabilities held for sale	4,611	97
Total current liabilities	303,528	285,545

Long-term debt and finance lease obligations	2,125,994	2,118,853
Deferred income taxes	268,962	194,458
Pension and other post-retirement obligations	190,814	214,671
Other long-term liabilities	46,901	62,789
Total liabilities	2,936,199	2,876,316

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 456,343 and 434,266 shares outstanding as of September 30, 2022 and December 31, 2021, respectively; liquidation preference of $466,695 and $436,943 as of September 30, 2022 and December 31, 2021, respectively	318,328	288,576

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized, 115,395,668 and 113,647,364 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	1,154	1,137
Additional paid-in capital	729,186	740,746
Retained earnings (accumulated deficit)	23,272	(141,599)
Accumulated other comprehensive loss, net	(46,639)	(59,571)
Noncontrolling interest	7,480	7,087
Total shareholders’ equity	714,453	547,800
Total liabilities, mezzanine equity and shareholders’ equity	$3,968,980	$3,712,692

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total
Balance at December 31, 2020	—	$—	79,228	$792	$525,673	$(34,514)	$(109,418)	$6,695	$389,228
Shares issued under employee plan, net of forfeitures	—	—	755	8	(8)	—	—	—	—
Non-cash, share-based compensation	—	—	—	—	1,450	—	—	—	1,450
Other comprehensive income	—	—	—	—	—	—	3,911	—	3,911
Net income (loss)	—	—	—	—	—	(62,099)	—	16	(62,083)
Balance at March 31, 2021	—	$—	79,983	$800	$527,115	$(96,613)	$(105,507)	$6,711	$332,506
Shares issued under employee plan, net of forfeitures	—	—	904	9	(9)	—	—	—	—
Non-cash, share-based compensation	—	—	—	—	2,493	—	—	—	2,493
Other comprehensive income	—	—	—	—	—	—	3,584	—	3,584
Net income (loss)	—	—	—	—	—	(55,356)	—	267	(55,089)
Balance at June 30, 2021	—	$—	80,887	$809	$529,599	$(151,969)	$(101,923)	$6,978	$283,494
Shares issued under employee plan, net of forfeitures	—	—	(3)	—	—	—	—	—	—
Shares issued to Searchlight	—	—	17,870	179	116,851	—	—	—	117,030
Non-cash, share-based compensation	—	—	—	—	3,217	—	—	—	3,217
Other comprehensive income (loss)	—	—	—	—	—	—	2,376	—	2,376
Net income (loss)	—	—	—	—	—	(4,721)	—	240	(4,481)
Balance at September 30, 2021	—	$—	98,754	$988	$649,667	$(156,690)	$(99,547)	$7,218	$401,636

Balance at December 31, 2021	434	$288,576	113,647	$1,137	$740,746	$(141,599)	$(59,571)	$7,087	$547,800
Shares issued under employee plan, net of forfeitures	—	—	1,792	17	(17)	—	—	—	—
Series A preferred stock issued	3	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	9,598	—	—	(9,598)	—	—	—	(9,598)
Non-cash, share-based compensation	—	—	—	—	2,199	—	—	—	2,199
Purchase and retirement of common stock	—	—	(16)	—	(114)	—	—	—	(114)
Other comprehensive income	—	—	—	—	—	—	5,925	—	5,925
Net income (loss)	—	—	—	—	—	(115,664)	—	115	(115,549)
Balance at March 31, 2022	437	$298,174	115,424	$1,154	$733,216	$(257,263)	$(53,646)	$7,202	$430,663
Shares issued under employee plan, net of forfeitures	—	—	(28)	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	9,802	—	—	(9,802)	—	—	—	(9,802)
Non-cash, share-based compensation	—	—	—	—	2,833	—	—	—	2,833
Other comprehensive income	—	—	—	—	—	—	4,155	—	4,155
Net income (loss)	—	—	—	—	—	(1,715)	—	203	(1,512)
Balance at June 30, 2022	437	$307,976	115,396	$1,154	$726,247	$(258,978)	$(49,491)	$7,405	$426,337
Series A preferred stock issued	19	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	10,352	—	—	—	(10,352)	—	—	(10,352)
Non-cash, share-based compensation	—	—	—	—	2,939	—	—	—	2,939
Other comprehensive income (loss)	—	—	—	—	—	—	2,852	—	2,852
Net income (loss)	—	—	—	—	—	292,602	—	75	292,677
Balance at September 30, 2022	456	$318,328	115,396	$1,154	$729,186	$23,272	$(46,639)	$7,480	$714,453

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$175,616	$(121,653)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	220,552	225,455
Deferred income taxes	69,949	4,975
Cash distributions from wireless partnerships in excess of current earnings	5,618	1,345
Pension and post-retirement contributions in excess of expense	(23,991)	(29,968)
Stock-based compensation expense	7,971	7,160
Amortization of deferred financing costs and discounts	5,475	13,121
Noncash interest expense on convertible security interest	—	24,334
Loss on extinguishment of debt	—	17,101
Loss on change in fair value of contingent payment rights	—	99,619
Loss on impairment of assets held for sale	131,698	5,704
Gain on sale of partnership interests	(389,905)	—
Gain on disposal of assets	(19,163)	—
Other, net	(558)	3,632
Changes in operating assets and liabilities:
Accounts receivable, net	14,526	3,946
Income tax receivable	9,961	(444)
Prepaid expenses and other assets	(4,469)	(12,094)
Accounts payable	(1,454)	22,691
Accrued expenses and other liabilities	16,305	31,055
Net cash provided by operating activities	218,131	295,979

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(496,959)	(339,488)
Purchase of investments	(39,959)	(154,963)
Proceeds from sale and maturity of investments	151,560	1,198
Proceeds from sale of assets	21,257	126
Proceeds from business dispositions	26,042	—
Proceeds from sale of partnership interests	489,567	—
Net cash provided by (used in) investing activities	151,508	(493,127)

Cash flows from financing activities:
Proceeds from bond offering	—	400,000
Proceeds from issuance of long-term debt	—	150,000
Payment of finance lease obligations	(7,111)	(4,465)
Payment on long-term debt	—	(397,000)
Payment of financing costs	—	(8,266)
Share repurchases for minimum tax withholding	(114)	—
Net cash provided by (used in) financing activities	(7,225)	140,269
Change in cash and cash equivalents	362,414	(56,879)
Cash and cash equivalents at beginning of period	99,635	155,561
Cash and cash equivalents at end of period	$462,049	$98,682

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

Leveraging our advanced fiber network spanning approximately 57,500 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

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

Recent Developments

Discontinued Operations – Sale of Investment in Wireless Partnerships

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the limited partnership interests met the criteria for reporting as discontinued operations. As a result, the financial results of the limited partnership interests have been classified as discontinued operations in our consolidated financial statements for all periods presented. Refer to Note 6 for additional information on the transaction and the partnership interests.

Searchlight Investment

On December 7, 2021, we closed on the final stage of the investment agreement (the “Investment Agreement”) entered into on September 13, 2020 with an affiliate of Searchlight Capital Partners, L.P. (“Searchlight”).  In connection with the Investment Agreement, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company and hold a combination of Series A perpetual preferred stock and approximately 34% of the Company’s outstanding common stock as of September 30, 2022. For a more complete discussion of the transaction, refer to Note 4. With the strategic investment from Searchlight, we intend to enhance our fiber infrastructure and accelerate the investment in our network, which will include the upgrade over five years of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses. Our fiber build plan includes the upgrade of approximately 400,000 homes and small businesses in 2022.

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

The following table summarizes the activity in ACL for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Balance at beginning of year	$9,961	$9,136
Provision charged to expense	6,465	6,075
Write-offs, less recoveries	(5,336)	(4,633)
Balance at end of year	$11,090	$10,578

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

Reclassifications

Certain amounts in our 2021 condensed consolidated financial statements have been reclassified to conform to the current year presentation primarily related to the presentation of the financial results for our wireless partnership interests as discontinued operations.

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters and nine months ended September 30, 2022 and 2021:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$69,641	$68,604	$203,144	$202,340
Voice services	36,444	40,587	110,539	121,180
Video services	13,552	16,163	42,277	49,743
	119,637	125,354	355,960	373,263
Commercial:
Data services (includes VoIP)	56,796	57,545	171,804	171,487
Voice services	35,484	38,446	107,598	117,264
Other	9,933	10,205	32,780	28,624
	102,213	106,196	312,182	317,375
Carrier:
Data and transport services	33,878	33,556	103,626	100,775
Voice services	3,517	4,173	11,087	13,095
Other	605	375	1,350	1,161
	38,000	38,104	116,063	115,031
Subsidies	7,187	17,264	20,304	52,068
Network access	27,277	29,923	78,336	92,641
Other products and services	2,305	1,743	12,442	13,375
Total operating revenues	$296,619	$318,584	$895,287	$963,753

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	September 30,
(In thousands)	2022	2021
Accounts receivable, net	$115,985	$133,524
Contract assets	25,576	22,846
Contract liabilities	57,251	62,210

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions. These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the quarters ended September 30, 2022 and 2021, the Company recognized expense of $3.3 million and $2.8 million, respectively, related to deferred contract acquisition costs. During the nine months ended September 30, 2022 and 2021, the Company recognized expense of $9.5 million and $8.1 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended September 30, 2022 and 2021, the Company recognized previously deferred revenues of $117.2 million and $118.1 million, respectively.  For the nine months ended September 30, 2022 and 2021, the Company recognized previously deferred revenues of $361.4 million and $347.6 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2022.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Loss from continuing operations	$(7,257)	$(13,100)	$(136,944)	$(146,542)
Less: dividends on Series A preferred stock	10,352	—	29,752	—
Less: net income attributable to noncontrolling interest	75	240	393	523
Loss attributable to common shareholders before allocation of earnings to participating securities	(17,684)	(13,340)	(167,089)	(147,065)
Less: earnings allocated to participating securities	(567)	—	(4,758)	—
Loss from continuing operations attributable to common shareholders, after earnings allocated to participating securities	(17,117)	(13,340)	(162,331)	(147,065)

Income from discontinued operations	299,934	8,619	312,560	24,889
Less: earnings allocated to participating securities	9,612	—	8,900	—
Income from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	290,322	8,619	303,660	24,889
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$273,205	$(4,721)	$141,329	$(122,176)

Weighted-average number of common shares outstanding	111,697	92,791	111,695	83,003

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.15)	$(0.14)	$(1.45)	$(1.77)
Income from discontinued operations	2.60	0.09	2.72	0.30
Net income (loss) per common share attributable to common shareholders - basic and diluted	$2.45	$(0.05)	$1.27	$(1.47)

Diluted EPS attributable to common shareholders for the quarter and nine months ended September 30, 2022 excludes 3.7 million and 3.3 million potential common shares related to our share-based compensation plan, respectively, because the inclusion of the potential common shares would have an antidilutive effect.  Diluted EPS attributable to common shareholders for the quarter and nine months ended September 30, 2021 excludes 6.0 million and 3.4 million potential common shares, respectively, that could be issued under our share-based compensation plan.

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

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of September 30, 2022 and December 31, 2021, the total shares of common stock issued to Searchlight represent approximately 34% and 35%, respectively, of the Company’s outstanding common stock.

Prior to conversion, the CPR was reported at its estimated fair value within long-term liabilities in the consolidated balance sheets. Subsequent changes in fair value were reflected in earnings within other income and expense in the condensed consolidated statements of operations. During the quarter and nine months ended September 30, 2021, we recognized a loss of $2.2 million and $99.6 million, respectively, on the change in the fair value of the CPR.

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

In September 2021, in connection with the expected sale, the carrying value of the net assets were reduced to their estimated fair value and we recognized an impairment loss of $5.7 million during the quarter ended September 30, 2021.  During the nine months ended September 30, 2022, we recognized an additional loss on the sale of $0.5 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations as a result of changes in estimated selling costs.

Kansas City Operations

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”) for estimated cash consideration of approximately $90.0 million, subject to certain working capital and other purchase price adjustments. The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 17,500 consumer customers and 1,700 commercial customers. The transaction is expected to close by the end of 2022 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions.

At September 30, 2022, the major classes of assets and liabilities to be sold were classified as held for sale in the condensed consolidated balance sheet and consisted of the following:

(In thousands)
Current assets	$3,158
Property, plant and equipment	135,937
Goodwill	83,673
Other long-term assets	1,752
Impairment to net realizable value	(131,698)
Total assets	$92,822

Current liabilities	$3,477
Other long-term liabilities	1,134
Total liabilities	$4,611

In connection with the classification as assets held for sale, the carrying value of the net assets were reduced to their estimated fair value, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy. As a result, we recognized an impairment loss of $126.5 million during the quarter ended March 31, 2022. During the quarter ended September 30, 2022, we recognized an additional impairment loss of $5.2 million as a result of an increase in net assets held for sale and estimated selling costs during the period. The actual amount of net proceeds received from this divestiture could vary substantially from our current estimates, if we were to experience a delay in completing the transaction or if there are changes in other assumptions that impact our estimates.

Tower Assets

During the quarter and nine months ended September 30, 2022, we completed the sale of certain non-strategic communication towers for cash proceeds of $19.4 million and recognized a pre-tax gain on the sale of $19.2 million.

6.  INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2022	2021
Short-term investments:
Held-to-maturity debt securities	$—	$110,801

Long-term investments:
Cash surrender value of life insurance policies	$2,760	$2,659
CoBank, ACB Stock	7,250	7,867
Other	273	273
	$10,283	$10,799

Assets of discontinued operations:
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	$—	$21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	—	22,950
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	—	19,648
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	—	7,303
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	—	27,428
	$—	$98,779

Held-to-Maturity Debt Securities

Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months and less than one year are classified as short-term investments.  Held-to maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are recognized in earnings. Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At September 30, 2022, we had no held-to-maturity investments. At December 31, 2021, we had $20.0 million of investments in commercial paper included in cash and cash equivalents and $40.0 million of investments in commercial paper and $70.8 million of investments in certificate of deposits included in short-term investments. The investments have original maturities of less than one year. As of December 31, 2021, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

Long-Term Investments

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

Discontinued Operations

Investments at Cost

We owned 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also owned 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we accounted for these investments at our initial cost less any impairment because fair value was not readily available for these investments.  For these investments, we adjusted the carrying value for any purchases or sales of our ownership interests, if any. Prior to classification as discontinued operations, we recorded distributions received from these investments as investment income in non-operating income (expense). For the quarters ended September 30, 2022 and 2021, we received cash distributions from these partnerships of $1.6 million and $5.5 million, respectively. For the nine months ended September 30, 2022 and 2021, we received cash distributions from these partnerships totaling $10.6 million and $15.9 million, respectively.

Equity Method

We owned 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we had significant influence over the operating and financial policies of these three entities, we accounted for the investments using the equity method. Prior to classification as discontinued operations, income was recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions were recorded as a reduction in our investment.  For the quarters ended September 30, 2022 and 2021, we received cash distributions from these partnerships of $3.9 million and $5.6 million, respectively.  For the nine months ended September 30, 2022 and 2021, we received cash distributions from these partnerships totaling $14.4 million and $17.2 million, respectively.

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco for an aggregate purchase price of $490.0 million. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. A portion of the interest in one of the partnerships was sold to a limited partner of such partnership, pursuant to its right of first refusal. We intend to use the proceeds from the sale to support our fiber expansion plan.

The financial results of the limited partnership interests have been reported as discontinued operations in our condensed consolidated financial statements for all periods presented. At December 31, 2021, the carrying value of the investments in the partnership interests of $98.8 million were reported as assets of discontinued operations in the condensed consolidated balance sheet.

The results of discontinued operations included in the condensed consolidated statements of operations consisted of the following:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Investment income	$4,744	$11,020	$22,628	$31,815
Gain on sale of discontinued operations	389,905	—	389,905	—
Income from discontinued operations, before income taxes	394,649	11,020	412,533	31,815
Income tax expense	94,715	2,401	99,973	6,926
Net income from discontinued operations	$299,934	$8,619	$312,560	$24,889

In connection with the sale of the partnership interests, we expect to recognize a taxable gain of approximately of $467.0 million on the transaction. For federal income tax purposes, we expect to utilize our available net operating loss carryforwards to offset the taxable gain.  For state income tax purposes, we are estimating approximately $10.0 million to $13.0 million in state tax liabilities.

In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. The following table presents cash flows from operating and investing activities for discontinued operations:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021
Cash provided by operating activities - discontinued operations	$25,023	$33,160
Cash provided by investing activities - discontinued operations	$489,567	$—

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

Our interest rate swap agreements measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 were as follows:

As of September 30, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$6,148	$—	$6,148	$—

As of December 31, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(12,813)	$—	$(12,813)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022		As of December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,140,767	$1,708,848	$2,139,567	$2,186,508

Investments

Our investments as of September 30, 2022 and December 31, 2021 accounted for at cost consisted primarily of our investment in CoBank. It is impracticable to determine the fair value of this investment.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements. We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Senior secured credit facility:
Term loans, net of discounts of $9,108 and $10,308 at September 30, 2022 and December 31, 2021, respectively	$990,767	$989,567
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	400,000
Finance leases	28,975	24,990
	2,169,742	2,164,557
Less: current portion of long-term debt and finance leases	(10,278)	(7,959)
Less: deferred debt issuance costs	(33,470)	(37,745)
Total long-term debt	$2,125,994	$2,118,853

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

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $26.4 million were outstanding under our revolving credit facility as of September 30, 2022.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2022, $223.6 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 6.06% and 4.25% as of September 30, 2022 and December 31, 2021, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 5.85:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of September 30, 2022, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 5.12:1.00.  As of September 30, 2022, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions. The indentures also contain customary events of default.  As of September 30, 2022, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

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

The following interest rate swaps were outstanding as of September 30, 2022:

	Notional
(In thousands)	Amount	2022 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Prepaid expenses and other current assets	$6,148

Our interest rate swap agreements mature on July 31, 2023.

The following interest rate swaps were outstanding as of December 31, 2021:

	Notional
(In thousands)	Amount	2021 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	$(12,813)

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

As of September 30, 2022 and December 31, 2021, the total pre-tax unrealized gain (loss) related to our interest rate swap agreements included in AOCI was $7.6 million and $(10.1) million, respectively.  From the balance in AOCI as of September 30, 2022, we expect to recognize a gain of approximately $7.6 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Unrealized gain (loss) recognized in AOCI, pretax	$3,642	$(297)	$13,814	$121
Deferred loss reclassified from AOCI to interest expense	$(285)	$(2,803)	$(3,887)	$(12,085)

10. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements. These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material. Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the nine months ended September 30, 2022, we entered into a dark fiber IRU arrangement for exclusive access to and unrestricted use of specific assets. The arrangement was recognized as a sale-type lease as the term of the arrangement is for a major part of the assets’ remaining economic life. During the nine months ended September 30, 2022, we recognized revenue of $3.1 million and a gain of $0.9 million related to this arrangement. During the quarter and nine months ended September 30, 2021, we did not enter into any material dark fiber IRU arrangements.

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

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. As of December 31, 2021, the liquidation preference of the Series A Preferred Stock was $436.9 million, which included accrued and unpaid dividends of $2.7 million. On January 1, 2022, the Company paid dividends in-kind of $2.7 million or 2,677 shares. On July 1, 2022, the Company paid dividends in-kind of $19.4 million or 19,400 shares. As of September 30, 2022, the liquidation preference of the Series A Preferred Stock was $466.7 million, which includes accrued and unpaid dividends of $10.4 million. The Company intends to exercise the PIK dividend option on the Series A Preferred Stock through at least 2022.

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

The following table summarizes total compensation costs recognized for share-based payments during the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Restricted stock	$1,438	$1,776	$3,879	$3,931
Performance shares	1,501	1,441	4,092	3,229
Total	$2,939	$3,217	$7,971	$7,160

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2022, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $15.4 million and will be recognized over a weighted-average period of approximately 1.5 years.

The following table summarizes the RSA and PSA activity for the nine-month period ended September 30, 2022:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2021	1,069,817	$7.34	920,010	$7.40
Shares granted	928,693	$4.71	904,435	$7.52
Shares vested	—	$—	(55,795)	$9.69
Shares forfeited, cancelled or retired	(23,442)	$7.23	(45,461)	$8.28
Non-vested shares outstanding - September 30, 2022	1,975,068	$6.10	1,723,189	$7.36

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine-month period ended September 30, 2022:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2021	$(52,099)	$(7,472)	$(59,571)
Other comprehensive gain before reclassifications	—	10,214	10,214
Amounts reclassified from accumulated other comprehensive loss	(156)	2,874	2,718
Net current period other comprehensive income	(156)	13,088	12,932
Balance at September 30, 2022	$(52,255)	$5,616	$(46,639)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
(In thousands)	2022	2021	2022	2021	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$194	$194	$583	$584	(a)
Actuarial loss	(123)	(902)	(369)	(1,732)	(a)
	71	(708)	214	(1,148)	Total before tax
	(19)	184	(58)	300	Tax (expense) benefit
	$52	$(524)	$156	$(848)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(285)	$(2,803)	$(3,887)	$(12,085)	Interest expense
	74	732	1,013	3,152	Tax benefit
	$(211)	$(2,071)	$(2,874)	$(8,933)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 13 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension benefit for our Pension Plans for the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Interest cost	$5,557	$5,707	$16,673	$17,068
Expected return on plan assets	(9,205)	(9,221)	(27,617)	(27,747)
Net amortization loss	154	618	462	1,732
Net prior service cost amortization	31	31	92	92
Net periodic pension benefit	$(3,463)	$(2,865)	$(10,390)	$(8,855)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters and nine-month periods ended September 30, 2022 and 2021:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Service cost	$144	$42	$434	$487
Interest cost	677	620	2,031	1,934
Expected return on plan assets	(53)	(50)	(159)	(150)
Net amortization (gain) loss	(31)	284	(93)	—
Net prior service credit amortization	(225)	(225)	(675)	(676)
Net periodic post-retirement cost	$512	$671	$1,538	$1,595

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We expect to contribute approximately $10.0 million to our Pension Plans and $8.2 million to our Post-retirement Plans in 2022. As of September 30, 2022, we have contributed $10.0 million and $5.1 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

14. INCOME TAXES

Our unrecognized tax benefits as of September 30, 2022 and December 31, 2021 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of September 30, 2022 and December 31, 2021. We do not expect any material change in our unrecognized tax benefits during the remainder of 2022.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of September 30, 2022, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2018 through 2021. The periods subject to examination for our state returns are years 2017 through 2021.  In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company’s net operating loss carryovers from those prior years are utilized in the future. We are currently under examination by certain state taxing authorities. We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

Our effective tax rate was 11.9% and (24.2)% for the quarters ended September 30, 2022 and 2021, respectively, and 11.5% and 1.3% for the nine-month periods ended September 30, 2022 and 2021, respectively.

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our Kansas City operations. On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio (the “Ohio transaction”).  The Ohio transaction closed on January 31, 2022.  As a result of the Kansas City and Ohio transactions, we recorded an increase of $1.9 million and $23.2 million to our current tax expense for the quarter and nine months ended September 30, 2022, respectively, related to the writedown of noncash goodwill included in the transactions that is not deductible for tax purposes.  For the Ohio transaction, we recorded an increase to our current tax expense of $1.5 million for the quarter and nine-month period ended September 30, 2021 related to the writedown of noncash goodwill in 2021. The Company does not consider these sales transactions and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations.

The investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes. Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase to our current tax expense of $3.6 million and $34.7 million for the quarter and nine months ended September 30, 2021, respectively.

For the quarter and nine months ended September 30, 2021, the Company utilized the discrete effective tax rate method, as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision. The Company applied the discrete method, at that time, because the application of the estimated annual effective tax rate method (i) was not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) would result in small changes to the projected ordinary annual income causing significant changes in the estimated annual effective rate.

Exclusive of the discrete effective tax rate method and permanent income tax impact related to the Kansas City, Ohio, and Searchlight transactions, our effective tax rate for the quarters ended September 30, 2022 and 2021 would have been approximately 28.2% and 23.9%, respectively, and approximately 26.1% and 25.6% for the nine months ended September 30, 2022 and 2021, respectively.  The effective tax rate differed from the federal and state statutory rates primarily due to permanent income tax differences related to the Kansas City, Ohio, and Searchlight transactions, recurring permanent tax differences, and differences in allocable income for the Company’s state tax filings.

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

The additional tax liabilities calculated by the DOR for CCPA and CCES for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2018 (CCPA and CCES) are approximately $4.6 million and $2.6 million, respectively. Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2018 (CCPA and CCES), we have reserved $0.8 million and $1.6 million, including interest, for our CCPA and CCES subsidiaries, respectively.  We expect the filings for the tax years 2014 through 2018 to be settled at a later date similar to the initial settlement.  In 2022, the DOR performed audits for the tax years 2019 and 2020 and during the quarter ended September 30, 2022, we received Audit Assessment Notices for CCPA, which included additional tax liabilities calculated by the DOR of approximately $0.8 million. We intend to contest these audit assessments and file Petitions for Reassessment with the DOR’s Board of Appeals, which are due by December 26, 2022. While we continue to believe a settlement of all remaining disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.  We do not believe that the outcome of these claims will have a material adverse impact on our financial results or cash flows.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  Certain statements in this Quarterly Report on Form 10-Q, including those which relate to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new communications markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  There are a number of risks, uncertainties and conditions that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements including the impact of the ongoing novel coronavirus (“COVID-19”) pandemic and our response to it.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to be different from those expressed or implied in the forward-looking statements.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward–looking statements is included in our 2021 Annual Report on Form 10-K filed with the SEC and in Item 1A – “Risk Factors” of this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter and nine months ended September 30, 2022 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a 22-state service area.  We operate an advanced fiber network spanning approximately 57,500 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers.  As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product. Our investment in more competitive broadband speeds is critical to our long-term success.  Our strategic investment with Searchlight Capital Partners L.P. (“Searchlight”) combined with the refinancing of our capital structure in 2020 has provided us with additional capital that has enabled us to accelerate our fiber expansion plans and provided significant benefits to our consumer, commercial and carrier customers. With this strategic investment, we are enhancing our fiber infrastructure and accelerating our investments in high-growth and competitive areas.  By leveraging our existing dense core fiber network and an accelerated build plan, we expect to be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities.  As part of our fiber expansion plan, we plan to upgrade approximately 1.6 million passings to fiber over five years across select service areas to enable multi-Gig capable services to these homes and small businesses including more than 1 million passings within our northern New England service areas.

Our fiber build plan includes the upgrade of 400,000 homes and small businesses in 2022. During the quarter and nine months ended September 30, 2022, we upgraded approximately 116,200 and 342,200 passings, respectively, and added approximately 12,100 and 29,400 consumer fiber Gig-capable subscribers, respectively. During the year ended December 31, 2021, we upgraded approximately 330,000 passings. In our northern New England service areas, approximately 31% of the homes we serve were 1 Gig capable as of September 30, 2022 compared to 12% during the same period in 2021. As of September 30, 2022, approximately 41% of the homes we serve in all other markets had availability to broadband speeds of up to 1 Gbps compared to 27% during the same period in 2021.

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

However, operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase.  Total voice connections decreased 10% as of September 30, 2022 compared to 2021.  We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

Our competitive broadband speeds enable us to meet consumer demand for higher bandwidth for streaming programming or on-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their linear video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 23% as of September 30, 2022 compared to 2021 as we continue to de-emphasize our linear video services and transition customers to streaming and over-the-top video services. We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content including services offered through our streaming partnerships.

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

Recent Developments

Discontinued Operations - Sale of Investment in Wireless Partnerships

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. Our wireless partnership investment consisted of ownership in five wireless partnerships: 2.34% of GTE Mobilnet of South Texas Limited Partnership, 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership, 3.60% of Pittsburgh SMSA Limited Partnership, 16.67% of Pennsylvania RSA No. 6(I) Limited Partnership and 23.67% of Pennsylvania RSA No. 6(II) Limited Partnership.  We intend to use the proceeds from the sale to support our fiber expansion plan. The financial results of the limited partnership interests have been reported as discontinued operations in our condensed consolidated financial statements for all periods presented. In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. In connection with the sale of the partnership interests, we recognized a pre-tax gain on sale of $389.9 million during the quarter and nine months ended September 30, 2022. For the quarters ended September 30, 2022 and 2021, we recognized investment income of $4.7 million and $11.0 million, respectively, and received cash distributions of $5.5 million and $11.1 million, respectively, from these wireless partnerships. For the nine months ended September 30, 2022 and 2021, we recognized investment income of $22.6 million and $31.8 million, respectively, and received cash distributions of $25.0 million and $33.2 million, respectively, from these wireless partnerships.

Divestitures

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC”). CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and included approximately 3,800 access lines, 3,900 data connections and 1,400 video connections. The sale was completed on January 31, 2022 for approximately $26.0 million in cash, subject to a customary working capital adjustment. As of December 31, 2021, the assets and liabilities to be disposed of were classified as held for sale in the condensed consolidated balance sheet and consisted primarily of allocated goodwill of $16.3 million and property, plant and equipment of $9.5 million. In connection with the classification as assets held for sale, we recognized an impairment loss of $5.7 million during the quarter ended September 30, 2021. During the nine months ended September 30, 2022, we recognized an additional loss on the sale of $0.5 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations. We intend to use the proceeds from the asset sale to further our fiber expansion plans.

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”) for estimated cash consideration of approximately $90.0 million, subject to certain working capital and other purchase price adjustments. The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 17,500 consumer customers and 1,700 commercial customers. The transaction is expected to close by the end of 2022 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions.  At September 30, 2022, the assets and liabilities to be disposed of were classified as held for sale in the condensed consolidated balance sheet and consisted primarily of allocated goodwill of $83.7 million and property, plant and equipment of $135.9 million. In connection with the expected sale, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $126.5 million during the quarter ended March 31, 2022. During the quarter ended September 30, 2022, we recognized an additional impairment loss of $5.2 million as a result of an increase in net assets held for sale and estimated selling costs during the period. The asset sales align with our strategic asset review and focus on our core broadband regions.

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

In the second stage of the Investment, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. The Note bore interest at 9.0% per annum from the date of the closing of the first stage of the transaction and was payable semi-annually in arrears. The Note included a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020. During the year ended December 31, 2021, the Company elected the PIK option and accrued interest of $38.8 million was added to the principal balance of the Note.  On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, on December 7, 2021, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of September 30, 2022 and December 31, 2021, shares of common stock issued to Searchlight represent approximately 34% and 35%, respectively, of the Company’s outstanding common stock. The strategic investment with Searchlight provides us a valued partner with significant experience in deploying broadband infrastructure as we continue to execute our fiber-focused strategy and grow broadband services.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters and nine months ended September 30, 2022 and 2021.

Financial Data

	Quarter Ended September 30,				Nine Months Ended September 30,
(In millions, except for percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$69.6	$68.6	$1.0	1%	$203.1	$202.4	$0.7	0%
Voice services	36.4	40.6	(4.2)	(10)	110.5	121.2	(10.7)	(9)
Video services	13.6	16.1	(2.5)	(16)	42.3	49.7	(7.4)	(15)
	119.6	125.3	(5.7)	(5)	355.9	373.3	(17.4)	(5)
Commercial:
Data services (includes VoIP)	56.8	57.5	(0.7)	(1)	171.8	171.4	0.4	0
Voice services	35.5	38.4	(2.9)	(8)	107.6	117.3	(9.7)	(8)
Other	9.9	10.2	(0.3)	(3)	32.8	28.6	4.2	15
	102.2	106.1	(3.9)	(4)	312.2	317.3	(5.1)	(2)
Carrier:
Data and transport services	33.9	33.6	0.3	1	103.7	100.8	2.9	3
Voice services	3.5	4.2	(0.7)	(17)	11.0	13.1	(2.1)	(16)
Other	0.6	0.4	0.2	50	1.4	1.2	0.2	17
	38.0	38.2	(0.2)	(1)	116.1	115.1	1.0	1

Subsidies	7.2	17.3	(10.1)	(58)	20.3	52.1	(31.8)	(61)
Network access	27.3	29.9	(2.6)	(9)	78.4	92.6	(14.2)	(15)
Other products and services	2.3	1.8	0.5	28	12.4	13.4	(1.0)	(7)
Total operating revenues	296.6	318.6	(22.0)	(7)	895.3	963.8	(68.5)	(7)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	141.2	142.5	(1.3)	(1)	413.0	431.8	(18.8)	(4)
Selling, general and administrative costs	72.8	64.1	8.7	14	221.6	200.0	21.6	11
Loss on impairment of assets held for sale	5.2	5.7	(0.5)	(9)	131.7	5.7	126.0	2,211
Gain on disposal of assets	(19.2)	—	(19.2)	(100)	(19.2)	—	(19.2)	(100)
Depreciation and amortization	75.7	73.8	1.9	3	220.6	225.5	(4.9)	(2)
Total operating expenses	275.7	286.1	(10.4)	(4)	967.7	863.0	104.7	12
Income (loss) from operations	20.9	32.5	(11.6)	(36)	(72.4)	100.8	(173.2)	(172)
Interest expense, net	(32.0)	(43.2)	(11.2)	(26)	(91.7)	(137.0)	(45.3)	(33)
Loss on extinguishment of debt	—	—	—	—	—	(17.1)	17.1	100
Change in fair value of contingent payment rights	—	(2.2)	2.2	100	—	(99.6)	99.6	100
Other income, net	3.0	2.4	0.6	25	9.4	4.5	4.9	109
Income tax expense (benefit)	(1.0)	2.6	(3.6)	(138)	(17.8)	(1.9)	(15.9)	(837)
Loss from continuing operations	(7.1)	(13.1)	6.0	46	(136.9)	(146.5)	9.6	7
Income from discontinued operations, net of tax	299.9	8.6	291.3	3,387	312.5	24.8	287.7	1,160
Dividends on Series A preferred stock	10.4	—	10.4	100	29.8	—	29.8	100
Net income attributable to noncontrolling interest	0.1	0.2	(0.1)	(50)	0.4	0.5	(0.1)	(20)
Net income (loss) attributable to common shareholders	$282.3	$(4.7)	$287.0	6,106	$145.4	$(122.2)	$267.6	219

Adjusted EBITDA (1)	$97.2	$127.4	$(30.2)	(24)%	$311.9	$380.7	$(68.8)	(18)%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2022	2021	Change	% Change
Consumer customers	505,302	527,327	(22,025)	(4)%

Fiber Gig+ capable	115,598	81,539	34,059	42
DSL/Copper	266,314	309,122	(42,808)	(14)
Consumer data connections	381,912	390,661	(8,749)	(2)

Consumer voice connections	294,441	341,135	(46,694)	(14)
Video connections	51,339	66,971	(15,632)	(23)

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

Broadband services revenues increased $1.0 million and $0.7 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Excluding the sale of COCC, broadband services revenues increased $1.7 million and $2.5 million during the quarter and nine months ended September 30, 2022, respectively, despite a decrease in data connections of 2%, primarily as a result of price increases as well as growth in fiber Internet services.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans. The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $4.2 million and $10.7 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to a 16% decline in access lines.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines. We expect to continue to experience erosion in voice connections due to competition from alternative technologies.

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

Video services revenues decreased $2.5 million and $7.4 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to a 26% decrease in connections as consumers are choosing to subscribe to alternative video services such as over-the-top streaming or other competitive services. We expect to continue to experience a decline in video connections as we de-emphasize our linear video subscriptions and transition customers to streaming services, which may amplify the demand for higher broadband speeds to facilitate streaming content.

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

Data services revenues decreased $0.7 million and increased $0.4 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 as declines in Metro Ethernet due to customer churn during the quarter were reduced in part by the continued growth in dedicated Internet access, VoIP and SD-WAN services.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Voice services revenues decreased $2.9 million and $9.7 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to a 10% decline in access lines as commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 911 service revenues.  Other services revenues decreased $0.3 million during the quarter ended September 30, 2022 compared to the same period in 2021 primarily due to a reduction in structured cabling projects, but was offset in part by an increase in custom construction revenues. Other services revenues increased $4.2 million during the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in business systems and custom construction revenues.

Carrier

Data and Transport Services

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services.  Data services revenues increased $0.3 million and $2.9 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to an increase in dark fiber revenue as a result of a new IRU agreement entered into during the nine months ended September 30, 2022. However, continued growth in Ethernet services was offset in part by a decline in cellular backhaul as a result of price compression and a reduction in pricing of recent contract renewals with our wireless backhaul partners. We expect to recognize further declines in cellular backhaul revenue as a result of the delayed timing of new pricing in 2022 and ongoing contract renewals.

Voice Services

We provide basic local phone service packages with customized features for resell by wholesale customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.  Voice services revenues decreased $0.7 million and $2.1 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 as customers continue to choose alternative technology solutions.

Other

Other services revenues include conduit and other asset lease revenue as well as other miscellaneous revenue. Other services revenues increased $0.2 million during each of the quarter and nine month periods ended September 30, 2022 compared to the same periods in 2021 due to an increase in conduit lease revenue.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $10.1 million and $31.8 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to a reduction in federal subsidies support.  In 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (“RDOF”), which resulted in a reduction in our annual support of approximately $42.2 million as of January 1, 2022.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $2.6 million and $14.2 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits as carriers transition to Ethernet based transport solutions. In addition, for the nine months ended September 30, 2022, end user access revenue decreased due to a reduction in the Federal Universal Service Fund Contribution Factor during the first half of 2022.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues. We have entered into numerous Public Private Partnership agreements with several towns in New Hampshire to build new fiber to the premise (“FTTP”) Internet networks.  The new town networks provide broadband speeds of up to 1 Gbps to residential and commercial customers. Public Private Partnerships are a key component of Consolidated’s commitment to expand rural broadband access.

Other products and services revenues increased $0.5 million and decreased $1.0 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to the recognition of Public Private Partnership construction projects during 2022 and 2021.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $1.3 million and $18.8 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Video programming costs decreased as a result of a 23% decline in video connections, which were offset in part by an increase in utility and fuel costs in the current year periods. In addition, for the nine months ended September 30, 2022, required contributions to the Federal Universal Service Fund (“USF”) decreased $6.7 million as a result of a reduction in the annual funding rate for the first half of the year. Access expense also decreased as a result of access charges of $3.4 million incurred during the nine months ended September 30, 2021 related to the early termination of a contract obligation for fixed wireless services.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $8.7 million and $21.6 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Advertising expense increased due to greater promotional activities surrounding the continued marketing of our new fiber broadband products. Property and real estate taxes increased primarily due to refunds and settlements received in 2021. Employee labor costs also increased from the prior year periods.

Gain on Disposal of Assets

During the quarter and nine months ended September 30, 2022, we completed the sale of certain non-strategic communication towers for cash proceeds of $19.4 million and recognized a pre-tax gain on the sale of $19.2 million.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million and decreased $4.9 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 primarily due to a decline in amortization expense for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined due to the sale of the Ohio assets and the classification of the Kansas City assets as held for sale in the first quarter of 2022. These declines in depreciation and amortization expense were offset by ongoing capital expenditures related to the fiber network expansion and customer service improvements as well as success-based capital projects for consumer and commercial services.

Reclassifications

Certain amounts in our 2021 condensed consolidated financial statements have been reclassified to conform to the 2022 presentation, primarily related to the presentation of the financial results for our wireless partnership interests as discontinued operations. Certain operating revenues have also been reclassified to report commercial and carrier revenues separately. The change in the classification of these revenues had no impact to total operating revenues as previously reported.

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

The annual FCC price cap filing was made on June 16, 2022 and became effective on July 1, 2022.  The net impact is an increase of approximately $2.0 million in network access and CAF ICC support funding for the July 2022 through June 2023 tariff period.

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

Our Texas Incumbent Local Exchange Carriers (“ILECs”) have historically received support from two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the High Cost Assistance Fund (“HCAF”).  In December 2020, the PUCT announced a TUSF funding shortfall and would be reducing all funded carriers support by 64% beginning January 15, 2021. The potential impact of the decision by the PUCT was a reduction in support we receive of approximately $4.0 million annually.  The Texas Telephone Association (“TTA”), which Consolidated is a member, and the Texas Statewide Telephone Cooperative, Inc. (“TSTCI”), filed a lawsuit seeking to overturn the PUCT decision as well as a temporary injunction on the funding reduction.  On June 7, 2021, the court ruled in favor of the PUCT.  The TTA and TSTCI filed a notice to appeal on July 2, 2021.  We filed our brief on September 18, 2021, along with a Motion to Expedite.  The motion to expedite was granted.  On June 30, 2022, the Third Court of Appeals in Austin ruled in favor of the rural phone companies requiring the state to increase the state surcharge to fully fund the TUSF and reimburse rural phone companies for the shortfall.  The state had 45 days from the ruling date to decide whether to appeal the decision. The state did not appeal the ruling and in October 2022, the TTA, TSTCI and PUCT reached an agreement on how the outstanding funding would be repaid. Monthly support payments will resume in full in October 2022 and the funding shortfall for the periods from January 2021 through September 2022 will be reimbursed to carriers evenly over a 15-month period.  All reimbursements are expected to be completed by December 2023.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, decreased $11.2 million and $45.3 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. During the quarter and nine months ended September 30, 2021, we recognized interest expense, including amortized costs, of $10.9 million and $32.0 million, respectively, on the Note issued to Searchlight as part of the investment agreement entered into in October 2020. The Note was converted into perpetual preferred stock in conjunction with the closing of the second stage of the Searchlight investment in December 2021. In addition, the maturity of an interest rate swap agreement in July 2021 reduced interest expense $0.9 million and $6.3 million during the quarter and nine months ended September 30, 2022, respectively, as compared to 2021. Interest expense on our outstanding term loan also decreased during the nine months ended September 30, 2022 due a reduction in the annual interest rate as part of the refinancing of our credit agreement in April 2021, as described in the “Liquidity and Capital Resources” section below.

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

Other Income

Other income increased $0.6 million and $4.9 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Pension and post-retirement expense decreased $0.9 million and $1.5 million, respectively. See Note 13 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans. In addition, during the nine months ended September 30, 2021, we recognized a loss of $3.6 million on the disposition of wireless spectrum licenses.

Income Taxes

Income taxes decreased $3.6 million and $15.9 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Our effective tax rate was 11.9% and (24.2)% for the quarters ended September 30, 2022 and 2021, respectively, and 11.5% and 1.3% for the nine-month periods ended September 30, 2022 and 2021, respectively.

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our Kansas City operations.  On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio (the “Ohio transaction”).  The Ohio transaction closed on January 31, 2022.   As a result of the Kansas City and Ohio transactions, we recorded an increase of $1.9 million and $23.2 million to our current tax expense for the quarter and nine months ended September 30, 2022, respectively, related to the writedown of noncash goodwill included in the transactions that is not deductible for tax purposes.  For the Ohio transaction, we recorded an increase to our current tax expense of $1.5 million for the quarter and nine-month period ended September 30, 2021 related to the writedown of noncash goodwill in 2021. The Company does not consider these sales transactions and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations.

The investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes. Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase to our current tax expense of $3.6 million and $34.7 million for the quarter and nine months ended September 30, 2021, respectively.

For the quarter and nine months ended September 30, 2021, the Company utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting,” to calculate its interim income tax provision. The Company applied the discrete method, at that time, because the application of the estimated annual effective tax rate method (i) was not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) would result in small changes to the projected ordinary annual income causing significant changes in the estimated annual effective rate.

Exclusive of the discrete effective tax rate method and permanent income tax impact related to the Kansas City, Ohio and Searchlight transactions, our effective tax rate for the quarters ended September 30, 2022 and 2021 would have been approximately 28.2% and 23.9%, respectively, and approximately 26.1% and 25.6% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differed from the federal and state statutory rates primarily due to permanent income tax differences related to the Kansas City, Ohio, and Searchlight transactions, recurring permanent tax differences, and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of loss from continuing operations to adjusted EBITDA for the quarters and nine months ended September 30, 2022 and 2021:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, unaudited)	2022	2021	2022	2021
Loss from continuing operations	$(7,257)	$(13,100)	$(136,944)	$(146,542)
Add (subtract):
Interest expense, net of interest income	32,071	43,176	91,742	137,022
Income tax expense (benefit)	(978)	2,552	(17,814)	(1,860)
Depreciation and amortization	75,659	73,765	220,552	225,455
EBITDA	99,495	106,393	157,536	214,075

Adjustments to EBITDA:
Other, net (1)	3,236	(1,288)	8,857	3,865
Gain on disposal of assets	(19,163)	—	(19,163)	—
Loss on extinguishment of debt	—	—	—	17,101
Loss on impairment	5,208	5,704	131,698	5,704
Change in fair value of contingent payment rights	—	2,205	—	99,619
Non-cash, stock-based compensation	2,939	3,217	7,971	7,160
Adjusted EBITDA from continuing operations	91,715	116,231	286,899	347,524
Investment distributions from discontinued operations	5,478	11,127	25,023	33,160
Adjusted EBITDA	$97,193	$127,358	$311,922	$380,684

(1)	Includes dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities. We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents, proceeds from sales of nonstrategic assets and, if needed, borrowings under our revolving credit facility and our ability to obtain future external financing.  We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures for our accelerated fiber network expansion and growth plan and invest in future business opportunities.

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows provided by (used in):
Operating activities
Continuing operations	$193,108	$262,819
Discontinued operations	25,023	33,160
Investing activities
Continuing operations	(338,059)	(493,127)
Discontinued operations	489,567	—
Financing activities	(7,225)	140,269
Change in cash and cash equivalents	$362,414	$(56,879)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $193.1 million during the nine-month period ended September 30, 2022, a decrease of $69.7 million compared to the same period in 2021. Cash flows provided by operating activities decreased in part due to a decline in earnings as a result of a decrease in operating revenue and a reduction in our annual federal subsidies support. The decline is also as a result of changes in working capital and the timing of expenditures. These reductions in cash provided by operating activities were offset in part by a decrease in cash paid for interest of $1.9 million and cash contributions to our defined benefit pension plan of $6.1 million during the nine-month period ended September 30, 2022 compared to the same period in 2021. In addition, in response to the potential impacts of the COVID-19 pandemic in 2020, we deferred certain employer payroll tax payments under the CARES Act. The portion of the taxes deferred until 2021 of approximately $6.0 million were paid during the nine months ended September 30, 2021.

Cash Flows Used In Investing Activities

Net cash used in investing activities from continuing operations was $338.1 million during the nine-month period ended September 30, 2022 and consisted primarily of cash used for capital expenditures, the purchase and maturity of short-term investments and proceeds received from business dispositions and the sale of assets.

Capital expenditures continue to be our primary recurring investing activity and were $497.0 million and $339.5 million during the nine-month periods ended September 30, 2022 and 2021, respectively. Capital expenditures for 2022 are expected to be $565.0 million to $585.0 million, which will be used for our planned fiber projects and broadband network expansion, which will include the upgrade in 2022 of approximately 400,000 fiber passings, and to support success-based capital projects for commercial, carrier and consumer initiatives. We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

During the nine months ended September 30, 2022, we received proceeds from the maturity and sale of investments of $151.6 million, which was offset in part by the purchase of $40.0 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months. During the nine months ended September 30, 2021, we purchased $155.0 million in short-term investments.

During the nine months ended September 30, 2022, we completed the sale of substantially all of the assets of CCOC, our non-core, rural ILEC business located in Ohio, for cash proceeds of $26.0 million. Cash proceeds from the sale of assets increased $21.1 million during the nine-month period ended September 30, 2022, primarily from cash proceeds of $19.4 million for the sale of certain non-strategic communication towers.

Net cash provided by discontinued operations of $489.6 million consists of the net proceeds from the sale of our five limited wireless partnership interests during the nine months ended September 30, 2022. The proceeds from the sale are expected to be used to support the fiber expansion plan.

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

The revolving credit facility has a maturity date of October 2, 2025 and an applicable margin (at our election) of 4.00% for LIBOR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $26.4 million were outstanding under our revolving credit facility as of September 30, 2022.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2022, $223.6 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 6.06% and 4.25% as of September 30, 2022 and December 31, 2021, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 5.85:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of September 30, 2022, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 5.12:1.00.  As of September 30, 2022, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of September 30, 2022, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2022 and 2040.  As of September 30, 2022, the present value of the minimum remaining lease commitments was approximately $29.0 million, of which $10.3 million was due and payable within the next twelve months. The leases require total remaining rental payments of $31.8 million as of September 30, 2022.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2022	2021
Cash and cash equivalents and short-term investments	$462,049	$210,436
Working capital	431,058	142,270
Current ratio	2.42	1.50

Our net working capital increased $288.8 million as of September 30, 2022 compared to December 31, 2021. Cash, cash equivalents and short-term investments increased $251.6 million primarily as a result of the cash proceeds from the sale of our limited wireless partnership interests, which was reduced in part by capital expenditures for the fiber build plan during 2022. Working capital also included net assets classified as held for sale of $88.2 million at September 30, 2022 related to the pending sale of substantially all of the assets of our Kansas City operations compared to net assets held for sale of $26.0 million at December 31, 2021 for the ILEC business located in Ohio.  However, working capital was reduced by an increase in accrued interest of $17.3 million at September 30, 2022 related to the timing of the semi-annual interest payments for our Senior Notes.

Our most significant use of funds for the remainder of 2022 is expected to be for: (i) interest payments on our indebtedness of between $50.0 million and $52.0 million; and (ii) capital expenditures of between $88.0 million and $108.0 million.  The recent refinancing of our capital structure combined with the Searchlight investment provides us the capital and financial flexibility to fund our accelerated fiber network expansion and growth plans. In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19.  The CARES Act included, among other things, deferral of certain employer payroll tax payments.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The portion of the taxes deferred until 2021 were paid during the third quarter of 2021 and we expect to pay the remaining portion during the fourth quarter of 2022.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of September 30, 2022, we had approximately $6.6 million of these bonds outstanding.

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

In 2022, we expect to make contributions totaling approximately $10.0 million to our Pension Plans and $8.2 million to our other post-retirement benefit plans. As of September 30, 2022, we have contributed $10.0 million and $5.1 million to our Pension Plans and our other post-retirement benefit plans, respectively. Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year.  ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We expect that for the remainder of 2022 and 2023, no additional pension contributions will be required as we have now adopted the ARPA minimum required contributions and will use our current pre-funded balance to satisfy those minimum contribution requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to the impact of interest rate fluctuations on our debt obligations.  Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations.  In order to manage the volatility relating to changes in interest rates, we utilize derivative financial instruments such as interest rate swaps to maintain a mix of fixed and variable rate debt.  We do not use derivatives for trading or speculative purposes.  Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not subject to a variable rate floor or hedged through the interest rate swap agreements.  Based on our variable rate debt outstanding as of September 30, 2022, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $5.8 million.

As of September 30, 2022, the fair value of our interest rate swap agreements amounted to a net asset of $6.1 million.  Total pre-tax deferred gains related to our interest rate swap agreements included in accumulated other comprehensive loss was $7.6 million as of September 30, 2022. Our interest rate swap agreements mature on July 31, 2023.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2022.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.  EXHIBITS

2.1

Partnership Interest Purchase Agreement, dated as of August 1, 2022, by and among Cellco Partnership, Clio Subsidiary, LLC and, solely for the purposes of certain provisions specified therein, Consolidated Communications Enterprise Services, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 1, 2022).

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

101

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

November 4, 2022	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

November 4, 2022	By:	/s/ Steven L. Childers
Steven L. Childers,
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)