Form 10-K
period 2022-12-31
Consolidated Communications Holdings, Inc.
filed 2023-03-06
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $515,607,358 based on the closing price as reported on the Nasdaq Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 27, 2023, the registrant had 114,680,271 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, including those relating to the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results. There are a number of risks, uncertainties and conditions that may cause the actual results of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we,” “our” or “us”) to differ materially from those expressed or implied by these forward-looking statements.  Many of these circumstances are beyond our ability to control or predict.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Part I – Item 1A – “Risk Factors”. Furthermore, undue reliance should not be placed on forward-looking statements, which are based on the information currently available to us and speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the Securities and Exchange Commission (the “SEC”), we disclaim any intention or obligation to update or revise publicly any forward-looking statements.

PART I

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

In addition to our focus on organic growth, we have achieved business growth and a diversification of revenue and cash flow streams through our acquisitions over a 15-year period from 2002 to 2017 that have created a strong platform and expanded network for future expansion. Through this strategic expansion, we have positioned our business to provide competitive services in rural, suburban and metropolitan markets spanning the country. Marking a pivotal moment for Consolidated, in 2020, we entered into a strategic investment with an affiliate of Searchlight Capital Partners L.P. (“Searchlight”) and also completed a global debt refinancing, which in combination provided us with greater flexibility to support our fiber expansion and growth plans. The strategic investment offered an immediate capital infusion, delivering significant benefits to the customers and communities we serve, and creating a stronger company that is well-positioned to further expand and grow broadband services to meet ever-evolving customer needs.

Description of Our Business

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers by leveraging our advanced fiber network, which spans approximately 57,800 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles.  Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections. Consolidated is dedicated to moving people, businesses and communities forward by delivering the most reliable fiber communications solutions.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers. As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product. Our investment in more competitive broadband speeds is critical to our long-term success.  With the initial investment from Searchlight and the concurrent debt refinancing in 2020, we launched our largest-ever fiber infrastructure project in 2021 with the goal of upgrading approximately 1.6 million residential and small business premises to fiber-to-the-home/premise (“FTTP”) over six  years, enabling multi-Gig symmetrical speeds. The fiber network investments will be made across eight states, including more than 1 million passings within our northern New England service areas. During the years ended 2022 and 2021, we upgraded approximately 403,000 and 330,000 homes and small businesses, respectively, and in 2021, we launched Fidium Fiber, our new Gigabit consumer fiber internet product. We plan to upgrade at least 225,000 passings in 2023 and expand Fidium Fiber further into our footprint as well as to small business customers. By leveraging our existing dense core fiber network and an accelerated build plan, we will be able to significantly increase broadband speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities. As we invest in network upgrades, we believe we will see stable-to-improved trends in revenue growth and increased broadband penetration. We believe these fiber investments will help us future-proof our network and facilitate the continued transformation of Consolidated into a leading super-regional fiber communications service provider.

Searchlight is a strategic partner in our execution of this investment and brings a differentiated perspective to our broadband-first strategy. They are an experienced broadband and fiber infrastructure investor and they bring significant experience investing in FTTP and broadband expansion. Through our partnership with Searchlight, we have and will continue to pursue targeted investments in our business and future growth opportunities as we transform our company into a leading broadband and solutions provider and create long-term value for our investors, customers and employees.

A discussion of factors potentially affecting our operations is set forth in Part I – Item 1A – “Risk Factors.”

Recent Business Developments

Discontinued Operations - Sale of Investment in Wireless Partnerships

On September 13, 2022, we completed the sale of all of our limited partnership interests in GTE Mobilnet of South Texas Limited Partnership (“Mobilnet South Partnership”), GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), Pennsylvania RSA No. 6(I) Limited Partnership (“RSA 6(I)”) and Pennsylvania RSA No. 6(II) Limited Partnership (“RSA 6(II)”) to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million, other than a portion of the interest in one of the partnerships which was sold to a limited partner of such partnership pursuant to its right of first refusal. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the limited partnership interests met the criteria for reporting as discontinued operations. As a result, the financial results of the limited partnership interests have been classified as discontinued operations in our consolidated financial statements for all periods presented. Refer to Note 6 to the consolidated financial statements included in this report in Part II – Item 8 – “Financial Statements and Supplementary Data” for additional information on the transaction and the partnership interests.

Sources of Revenue

The following tables summarize our sources of revenue and key operating statistics for the last three fiscal years:

	2022		2021		2020
		% of		% of		% of
(In millions, except for percentages)	$	Revenues	$	Revenues	$	Revenues
Consumer:
Broadband (Data and VoIP)	$272.1	22.8%	$269.3	21.0%	$263.1	20.1%
Voice services	144.8	12.2	160.7	12.5	170.5	13.1
Video services	54.2	4.5	65.1	5.1	74.3	5.7
	471.1	39.5	495.1	38.6	507.9	38.9
Commercial:
Data services (includes VoIP)	228.5	19.2	228.9	17.9	225.3	17.3
Voice services	142.3	12.0	154.6	12.1	161.2	12.4
Other	43.1	3.6	40.0	3.1	43.4	3.3
	413.9	34.8	423.5	33.1	429.9	33.0
Carrier:
Data and transport services	137.4	11.5	133.4	10.4	136.8	10.5
Voice services	14.7	1.2	17.2	1.4	20.5	1.6
Other	1.7	0.2	1.6	0.1	1.7	0.1
	153.8	12.9	152.2	11.9	159.0	12.2

Subsidies	33.4	2.8	69.8	5.4	72.0	5.5
Network access	104.7	8.8	120.5	9.4	125.3	9.6
Other products and services	14.4	1.2	21.1	1.6	9.9	0.8
Total operating revenues	$1,191.3	100.0%	$1,282.2	100.0%	$1,304.0	100.0%

Key Operating Statistics

	As of December 31,
	2022	2021	2020
Consumer customers	484,669	516,949	554,763

Fiber Gig+ capable	122,872	86,122	70,610
DSL/Copper	244,586	298,442	330,747
Consumer data connections	367,458	384,564	401,357

Consumer voice connections	276,779	328,849	370,660
Video connections	35,039	63,447	76,041

We completed the sale of substantially all of the assets of our non-core, rural ILEC business located in Ohio (the “Ohio operations”) and our business located in the Kansas City market (the “Kansas City operations”) on January 31, 2022 and November 30, 2022, respectively. For the year ended December 31, 2021, operating revenues for the Ohio operations and the Kansas City operations were $8.9 million and $51.3 million, or 0.7% and 4.0% of consolidated operating revenues, respectively. The sale of substantially all of the net assets of our Kansas City operations and Ohio operations resulted in a reduction of approximately 3,325 fiber consumer data connections, 14,505 DSL/Copper consumer data connections and 14,800 video connections in 2022. Prior period amounts have not been adjusted to reflect the sales.

The telecommunications industry continues to experience increased competition as a result of technology changes, new and emerging providers, and legislative and regulatory developments. Our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product.  We expect our broadband services revenue to continue to grow as we make increased investments in our fiber infrastructure and consumer demand for data-based services and faster speeds increases. In addition, we continue to focus on commercial growth opportunities and are continually expanding our commercial product offerings for small, medium and large businesses to capitalize on industry technological advances. The expected growth in fiber broadband services will mitigate, in part, the anticipated declines in traditional voice services impacted by the ongoing industry-wide reduction in access lines.

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our data products. We offer high-speed Internet access at speeds of up to 2 Gbps, depending on the network facilities that are available, the level of service selected and the location.  Our data service plans also include wireless internet access, email and internet security and protection. Our fiber internet product offers symmetrical speeds from 50 Mbps to 2 Gbps over the latest WiFi 6 technology with no data caps. Customers have the ability to view and manage their WiFi network through our Attune WiFi app, which enables customers to create individual profiles, turn on parental controls, manage devices and provide guest access. Our Voice over Internet Protocol (“VoIP”) digital phone service is also available in certain markets as an alternative to the traditional telephone line. We offer multiple voice service plans with options for unlimited local and long distance calls and customizable calling features and voicemail including voicemail to email options.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video on-demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR. Our Whole Home DVR allows customers the ability to watch recorded shows on any television in the home, record multiple shows simultaneously and utilize an intuitive on-screen guide and user interface. Our video subscribers can also watch their favorite shows, movies and livestreams on any device. In addition, we offer several on-demand streaming TV services, which provide endless entertainment options. As the consumer demand for streaming services increases, we continue to de-emphasize our linear video services and transition customers to streaming TV packages offered through our streaming partnerships.

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

Commercial

Data Services

We provide a variety of business communication solutions to commercial customers of all sizes, including voice and data services over our advanced fiber network. The services we offer include scalable high-speed broadband Internet access, SIP trunking and VoIP phone services, which range from basic service plans to virtual hosted systems. Our hosted VoIP package utilizes soft switching technology and enables our customers to have the flexibility of employing new telephone advances and features without investing in a new telephone system. The package bundles local service, calling features, Internet protocol (“IP”) business telephones and unified messaging, which integrates multiple messaging technologies into a single system and allows the customer to receive and listen to voice messages through email.

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; private line data services; software defined wide area network (“SD-WAN”), a software-based network technology that provides a simplified management and automation of wide area network connections; and multi-protocol label switching. Our networking services include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services. Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate or a measured rate or can be bundled with selected services at a discounted rate.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 911 service revenues. We are a full service 911 provider and have installed and currently maintain a turn-key, state of the art statewide next-generation emergency 911 system located in Maine. As of October 29, 2020, we were no longer the 911 service provider in Vermont. These systems have processed several million calls relying on the caller's location information for routing. Next-generation emergency 911 systems are an improvement over traditional 911 and are expected to provide the foundation to handle future communication modes such as texting and video.

Carrier

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services. The demand for backhaul services continues to grow as wireless carriers are faced with escalating consumer and commercial demands for wireless data. Voice services include basic local phone service packages with customized features for resell by wholesale customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.

Subsidies

Subsidies consist of both federal and state funding designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas and for low-income consumers across the country. Some subsidies are funded by end user surcharges to which telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis, while others are components of broader economic stimulus or recovery legislation.  Certain subsidies are allocated and distributed to participating carriers monthly based upon their respective costs for providing local service.  In other cases, subsidies are awarded to carriers periodically over a predetermined number of years to support their deployment of high-speed broadband infrastructure in underserved or unserved areas. Similar to access charges, subsidies are regulated by the federal and state regulatory commissions.  See Part I – Item 1 – “Regulatory Environment” below and Item 1A – “Risk Factors – Risks Related to the Regulation of Our Business” for further discussion regarding the subsidies we receive.

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

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues such as revenue from our Public Private Partnership arrangements.  We have entered into numerous Public Private Partnership agreements with several towns in New Hampshire to build new FTTP Internet networks. The new town networks provide multi-gigabit broadband speeds to residential and commercial customers.  Public Private Partnerships are a key component of Consolidated’s commitment to expand rural broadband access.

Wireless Partnerships

In addition to our core business, we derived a portion of our cash flow and earnings from investments in five wireless partnerships: Mobilnet South Partnership, RSA #17, Pittsburgh SMSA, RSA 6(I) and RSA 6(II). Cellco is the general partner for each of the five cellular partnerships. Cellco is an indirect, wholly-owned subsidiary of Verizon Communications Inc.  As the general partner, Cellco is responsible for managing the operations of each partnership.

On September 13, 2022, we completed the sale of all of our limited partnership interests in the five wireless partnerships to Cellco for an aggregate purchase price of $490.0 million, other than a portion of the interest in one of the partnerships which was sold to a limited partner of such partnership pursuant to its right of first refusal. We intend to use the proceeds from the sale to support our fiber expansion plan. The financial results of the limited partnership interests have been reported as discontinued operations in our consolidated financial statements for all periods presented. Prior to classification as discontinued operations, wireless partnership investment income was included as a component of other income in the consolidated statements of operations.

We owned 2.34% of the Mobilnet South Partnership.  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We accounted for this investment at our initial cost less any impairment because fair value was not readily available for this investment.  Income was recognized only upon cash distributions of our proportionate earnings in the partnership.

We owned 20.51% of RSA #17, which serves areas in and around Conroe, Texas.  This investment was accounted for under the equity method.  Income was recognized on our proportionate share of earnings and cash distributions were recorded as a reduction in our investment.

We owned 3.60% of Pittsburgh SMSA, 16.67% of RSA 6(I) and 23.67% of RSA 6(II).  These partnerships cover territories that almost entirely overlap the markets served by our Pennsylvania Incumbent Local Exchange Carrier (“ILEC”) and Competitive Local Exchange Carrier operations.  Because of our limited influence over Pittsburgh SMSA, we accounted for this investment at our initial cost less any impairment because fair value was not readily available for this investment.  RSA 6(I) and RSA 6(II) were accounted for under the equity method.

For the years ended December 31, 2022, 2021 and 2020, we recognized income of $23.5 million, $41.8 million and $40.7 million, respectively, and received cash distributions of $29.2 million, $43.0 million and $41.5 million, respectively, from these wireless partnerships.

Network Architecture and Technology

We have made significant investments in our telecommunications networks and continue to enhance and expand our network by deploying technologies to provide additional capacity to our customers.  As a result, we are able to deliver high-quality, reliable data, video and voice services in the markets we serve.  Our wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas.  By bringing the fiber network closer to the customer premise, we can increase our service offerings, quality and bandwidth. Our existing network enables us to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of wireless data devices in our customers’ homes and businesses.

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

We operate advanced fiber networks which we own or have entered into long-term leases for fiber network access.  At December 31, 2022, our fiber-optic network consisted of over 57,800 route-miles, which includes approximately 17,000 miles of FTTP deployments, approximately 22,000 route miles of fiber located in the northern New England area, approximately 3,950 miles of fiber network in Minnesota and surrounding areas, approximately 4,790 miles of fiber network in Texas including parts of the greater Dallas/Fort Worth market, approximately 1,830 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 2,300 miles of fiber network in Illinois and approximately 1,150 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area. Our remaining network includes approximately 4,850 route-miles spanning across various states including portions of Alabama, Colorado, Florida, Georgia, Kansas, Massachusetts, New York, Pennsylvania and Washington.

As of December 31, 2022, we passed more than 2.6 million homes and have direct fiber connections to 14,427 on-net commercial building locations. We intend to continue to make strategic enhancements to our network including improvements in overall network reliability and increases to our broadband speeds.  We offer data speeds of up to 2 Gbps in select markets, and up to 100 Mbps in markets where 2 Gbps is not yet available, depending on the geographical region.  As part of our multi-year fiber build plan, we plan to extend fiber coverage enabling multi-Gig data speeds to over 70% of our passings by 2026. The upgrades will be made primarily across ten states including more than 1.1 million passings within the northern New England service areas to significantly enhance our broadband speeds. The ultimate total passings will be dependent upon, amongst other things, our ability to secure Public Private Partnership grant arrangement opportunities. Further network investments will enable us to continue to meet consumer demand for faster broadband speeds, symmetrical broadband and more bandwidth consumption as well as more effectively serve our commercial customers.

Through our extensive fiber network, we also expect to be able to support the increased demand on wireless carriers for high-capacity transport services, and intend to also leverage our investments to grow commercial data services.  In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites. As of December 31, 2022, we had 3,805 cell sites in service and an additional 304 additional cell sites pending completion.

Sales and Marketing

The key components of our overall marketing strategy include:

●	Organizing our sales and marketing activities around our three customer channels: consumer, commercial and carrier customers;

●Providing customers with a broad array of broadband, voice and communication solutions;

●	Identifying and broadening our commercial customer needs by developing solutions and providing integrated service offerings;

●	Offering digital self-service tools and apps including an enhanced website, automated consumer online orders, appointment reminders, robust Wifi apps, user guides and troubleshooting tools and videos;

●	Providing excellent customer service, including 24/7 centralized customer support to coordinate installation of new services, repair and maintenance functions and creating more self-service tools through our online customer portal;

●	Developing and delivering new services to meet evolving customer needs and market demands;

●	Building our Fidium Fiber brand as our leading consumer and small business fiber service with a differentiated customer service; and

●	Leveraging our local presence and strong reputation across our market areas.

We currently offer our services through customer service call centers, our website, commissioned sales representatives and third-party sales agents. Our customer service call centers and dedicated sales teams serve as the primary sales channels for consumer, commercial and carrier services.  Our sales efforts are supported by digital media, direct mail, bill inserts, radio, television and internet advertising, public relations activities, community events and customer promotions. We sell our Gigabit consumer fiber broadband service in select markets using the brand known as Fidium Fiber, which launched in November 2021. In February 2023, we launched Fidium@Work and expanded our Fidium Fiber service to small businesses everywhere Fidium internet is available.

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

Business Strategies

Transform our Company into a dominant fiber, gigabit broadband provider

In 2020, in connection with the Searchlight investment, we announced plans to upgrade and expand our fiber network through a multi-year build plan with construction beginning in early 2021. The build plan includes the upgrade of approximately 1.6 million passings to fiber enabling multi Gigabit-capable services to over 70% of our passings by 2026. The ultimate total passings upgraded to fiber will be dependent upon, amongst other things, our ability to secure Public Private Partnership grant arrangement opportunities. During the years ended December 31, 2022 and 2021, we built fiber to approximately 403,000 and 330,000 passings,  respectively, enabling faster broadband speeds and in 2023, we plan to upgrade at least 225,000 locations. This marks the biggest fiber deployment project in our Company’s history. Our strategy is to meaningfully upgrade our residential and small business network in those service territories with a predominantly copper-based infrastructure to a FTTP network.  Of the planned upgrades, we expect that more than 1.1 million passings will be upgraded within the northern New England service areas. We believe that the upgraded network will be capable of providing up to 10 Gbps of symmetrical broadband, which we believe will make us the only broadband provider in these markets capable of delivering 10 Gbps symmetrical broadband to consumers. In addition to best-in-class upload and download speeds, we believe the resulting network will offer better reliability, improved speed consistency, and a lower operating cost relative to competing broadband network technologies. Given these benefits, we believe that our fiber deployment strategy will allow us to realize meaningful improvements in average revenue per user (“ARPU”), broadband subscriber penetration and customer retention.

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

Improve the overall customer experience

We continue to evaluate our operations in order to improve and enhance the overall customer experience for all customers. In conjunction with the multi-year fiber build plan, we also expect to make significant investments in our back-office infrastructure. We expect our full transformation to occur over a multi-year period. Our planned enhancements include an improved customer portal where customers can manage all aspects of their service. We plan to launch expanded e-commerce, omnichannel customer service and self-service capabilities for all customer groups. We believe that our digital transformation projects will improve our order and install processes making the transition to our services more seamless than ever. Our sales process is also being redesigned in order to provide personalized sales channels and a dedicated care team for our fiber customers. We have a culture of delivering the highest quality customer service experience possible and plan to continue to make investments in our platforms in order to create a truly differentiated customer experience.

Competition

The telecommunications industry is subject to extensive competition, which has increased significantly in recent years.  Technological advances have expanded the types and uses of services and products available.  In addition, changes in the regulatory and legislative environment applicable to comparable alternative services have lowered costs for these competitors.  As a result, we face heightened competition but also have new opportunities to grow our broadband business.  Our competitors vary by market and may include other incumbent and competitive local telephone companies; cable operators offering video, data and VoIP products; wireless carriers; long distance providers; satellite companies; Internet service providers, including fixed wireless Internet service providers (“WISPs”); online video providers; and in some cases new forms of providers that are able to offer a broad range of competitive services.  We expect competition to remain a significant factor affecting our operating results and that the nature and extent of that competition will continue to increase in the future.  See Part I - Item 1A – “Risk Factors – Risks Relating to Our Business.”

Depending on the market area, we compete against Comcast, Charter, AT&T, Mediacom, Armstrong, Optimum, First Light, NewWave Communications and a number of other carriers, in both the commercial and consumer markets. Our competitors offer traditional telecommunications services as well as IP-based services and other emerging data-based services. Our competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services we offer.

We continue to face competition from cable, wireless and other fiber data providers as the demand for substitute communication services, such as wireless phones and data devices, continues to increase.  Customers are increasingly foregoing traditional telephone services and land-based Internet service and relying exclusively on wireless service.  Wireless companies are aggressively developing networks using next-generation data technologies, including 5G and beyond, in order to provide increasingly faster data speeds to their customers. A growing number of companies are also building and enhancing their fiber networks in order to provide 1 Gbps or multi Gigabit-capable broadband services within many of our service areas. Broadband-deployment funding initiatives from federal and state agencies, including federal infrastructure legislation enacted in 2021, may also result in other service providers deploying new subsidized fiber networks within our service territories. In addition, the expanded availability of free or lower cost services, such as video over the Internet, complimentary Wi-Fi service and other streaming devices have increased competition among other providers. In order to offer competitive services, we continue to invest in our network and business operations in order to offer new and enhanced services including faster broadband speeds and cloud-enabled services.

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

Our other lines of business are subject to substantial competition from local, regional and national competitors.  In particular, our wholesale and transport business serves other interexchange carriers and we compete with a variety of service providers, including incumbent and competitive local telephone companies and other fiber data companies. These services are subject to additional competitive pressures from the development of new technologies, which may result in price compression as customers migrate from legacy data products to lower priced alternatives.  For our business systems products, we compete with other equipment providers or value added resellers, network providers, incumbent and competitive local telephone companies, and with cloud and data hosting service providers.

We expect that competition across all of our customer channels will continue to intensify as new technologies develop and new competition emerges.

Human Capital Resources

As of December 31, 2022, we employed approximately 3,200 employees, including part-time employees.  We also use temporary and contract employees in the normal course of our business.  Approximately 49% of our employees were covered by collective bargaining agreements as of December 31, 2022.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – Risk Factors – “Risks Relating to Our Business.”

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

Diversity and Inclusion

We embrace diversity and inclusion and seek to hire and retain high-quality employees of all backgrounds and experiences. Honoring our employees as individuals is key to our culture. We believe diversity of backgrounds contributes to different ideas, which in turn drives better results for customers. We respect differences and diversity as qualities that enhance our efforts as a team and believe embracing diversity and a culture of inclusion makes our company a better place to work. We believe in and support the principles incorporated in all anti-discrimination and equal employment laws. We offered leadership Diversity, Equity and Inclusion (“DEI”) training to senior leaders across the Company and our DEI Council, which we formed in 2021, meets regularly as part of an enhanced and comprehensive employee engagement initiative. Our employees complete training each year on discrimination and harassment prevention on topics that include ageism, anti-bullying and respect for people from other racial, ethnic and religious groups. We continue to expand our DEI initiatives and are actively working to help advance our diversity journey and build upon our practices on diversity, inclusion and fairness.

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

Overview

Our revenues, which include revenues from such telecommunications services as local telephone service, network access service and toll service are subject to broad federal and/or state regulations.  The telecommunications industry is subject to extensive federal, state and local regulation.  Under the Communications Act of 1934 (the “Communications Act” and the Telecommunications Act of 1996 (the “Telecommunications Act”), federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.

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

Federal Regulation

Our incumbent local exchange companies and competitive local exchange companies must comply with the Communications Act, which requires, among other things, that telecommunications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions.  The 1996 amendments to the Communications Act (contained in the Telecommunications Act discussed below) dramatically changed, and likely will continue to change, the landscape of the industry.

Access Charges

On November 18, 2011, the FCC released its comprehensive order on inter-carrier compensation (“ICC”) and universal service reform (“Transformation Order”), which required terminating state access charges to mirror terminating interstate access charges, and as of July 1, 2013, all terminating switched intrastate access charges mirror interstate access charges. The access charge portion of the Transformation Order systematically reduced minute-of-use-based interstate access, intrastate access and reciprocal compensation rates over a six to nine-year period to an end state of “bill-and-keep,” in which each carrier recovers the costs of its network through charges to its own subscribers, rather than through ICC.  The reductions apply to terminating access rates and usage, with originating access to be addressed by the FCC in a later proceeding.  To help with the transition to bill-and-keep, the FCC created two subsidy mechanisms.  The first is an Access Recovery Mechanism (“ARM”), which is funded from the Connect America Fund (“CAF”), and the second is an Access Recovery Charge (“ARC”), which is recovered from end users.

The universal service portion of the Transformation Order redirected support from voice services to broadband services, and is now called the CAF. In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II funding for price cap carriers and the acceptance criteria for CAF Phase II funding.  Companies are required to commit to a statewide build out requirement of 10 Mbps downstream and 1 Mbps upstream in funded locations.

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

In April 2019, the FCC announced plans for the Rural Digital Opportunity Fund (“RDOF”), the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America. The RDOF program prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers. Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase (which is not certain to occur) auctioning $4.4 billion, each to be distributed over 10 years. The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream. CAF Phase II funding was extended through December 31, 2021 for price cap holding companies. The FCC issued the final census block groups with locations and reserve price. We filed our RDOF short form application on July 14, 2020 and were listed as a qualified bidder by the FCC on October 13, 2020 and participated in the auction. The auction began on October 29, 2020 and ended on November 24, 2020. Consolidated won 246 census block groups serving in seven states. The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at an annual funding level of $5.9 million, beginning January 1, 2022 through December 31, 2031, which resulted in a reduction of approximately $42.2 million in annual support as of January 1, 2022. Consolidated filed its long form application with supporting documents on January 29, 2021 and received final FCC approval on December 14, 2021. Consolidated began receiving RDOF funding in January 2022.

Unbundled Network Element Rules

In 2019, the FCC issued two orders that eliminated certain obligations that require incumbent telecommunications carriers to lease Unbundled Network Element (“UNE”) to competitors.  The first order addressed wholesale discounts on resold services and Voice Grade analog UNE loops and the second order (“Transport Order”), addressed UNE transport between competitive wire centers.  Both orders provided a three-year transition period.

The Transport Order addresses two separate but related topics.  One is the relief from transport UNEs and the other is to respond to a remand of the FCC’s Business Data Services (“BDS”) order.  BDS were previously known as Special Access services.  The FCC broadly deregulated BDS services in 2017.  This decision was appealed and a U.S. Court of Appeals upheld the order but vacated the BDS transport relief because the Court decided that the FCC had not provided sufficient notice intended to deregulate all BDS transport services. On remand, the FCC addressed this issue in the same order used to provide forbearance relief on UNE transport. The FCC has signaled its intent to continue evaluating various aspects of its UNE and related resale rules, and to forbear from or otherwise modernize them where necessary in light of evolving market conditions.

In 2020, Consolidated renegotiated its Wholesale Performance Plans (“WPP”) in Maine, New Hampshire and Vermont to comply with the FCC’s UNE forbearance order issued in 2019.

Promotion of Universal Service

In general, telecommunications service in rural areas is costlier to provide than service in urban areas.  The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from federal and certain states’ USFs totaled $33.4 million, $69.8 million and $72.0 million in 2022, 2021 and 2020, respectively.

State Regulation

We are subject to regulation by state governments in the jurisdictions in which we operate.  State regulatory commissions generally exercise jurisdiction over our provision of intrastate telecommunications services.   In recent years, most states have reduced their regulation of ILECs, including our ILEC operations. Nonetheless, state regulatory commissions generally continue to (i) set the rates that telecommunication companies charge each other for exchanging traffic, (ii) administer support programs designed to subsidize the provision of services to high-cost rural areas, (iii) regulate the purchase and sale of ILECs, (iv) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (v) regulate ILECs’ financing activities including their ability to borrow against and pledge their assets, (vi) regulate transactions between ILECs and their affiliates and (vii) impose various quality of service standards. In many states, BDS and switched interconnection services are subject to price regulation, although the extent of such regulation varies by type of service and geographic region.

We operate in states where traditional cost recovery mechanisms, including state USF, are under evaluation or have been modified.  As states continue to assess their laws and implement various regulatory changes, there can be no assurance that these mechanisms will continue to provide us with the same level of cost recovery we historically have received.

Local Government Authorizations

In the various states we operate in, we operate under a structure in which municipalities and other local governmental authorities may impose various fees, such as for the privilege of originating and terminating messages and placing facilities within the relevant area, for obtaining permits for street opening and construction, and/or for operating franchises to install and expand fiber optic facilities.

Regulation of Video and Internet Services

Video Services

Our cable television subsidiaries each require a state or local franchise or other similar authorization in order to provide cable television service to customers.  Each of these subsidiaries is subject to regulation under Title VI of the Communications Act.

Under this framework, the responsibilities and obligations of franchising bodies and cable operators have been carefully defined.  The law addresses such issues as the use of local streets and rights-of-way; the carriage of public, educational and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection and similar issues.  In addition, federal laws place limits on the common ownership of cable systems and competing multichannel video distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area.  Many such provisions of federal law have been implemented through FCC regulations. The FCC has expanded its oversight and regulation of certain aspects of the provision of cable television over time.  For example, it has acted to assure that new competitors in the cable television business are able to gain access to potential customers and can also obtain licenses to carry certain types of video programming.

Internet Services

The provision of Internet access services is currently not significantly regulated by either the FCC or the state commissions (with the exception of the California Public Utilities Commission).  The Federal Trade Commission (“FTC”) has authority to regulate Internet Service Providers with respect to privacy and competitive practices.  In 2017, the FCC adopted an order rescinding its previous classification of Internet service as a telecommunications service regulated under Title II of the Communications Act effectively limiting the FCC’s authority over Internet Service Providers.  However, the FCC retained rules requiring Internet Service Providers to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic.  The FCC order was challenged in court and in 2019, a U.S. Court of Appeals upheld the FCC’s decision reclassifying Internet access services as an information service. However, the ruling invalidated the FCC’s decision that state regulators may not impose obligations similar to the federal network neutrality obligations. Several states have adopted rules similar to the network neutrality requirements that were eliminated by the FCC and new state legislation may be adopted in the future.

The outcome of pending matters before the FCC and the FTC and any potential congressional action cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of Internet services, and could affect our ability to compete in the markets we serve.

COVID-19 and Broadband Adoption Initiatives

Federal and state governments have adopted initiatives to assist with the impacts of the COVID-19 pandemic and to provide funding programs to assist in the deployment of broadband in order to support access to high speed broadband services in underserved or unserved areas. The awards may include a number of regulatory requirements including the completion of construction by certain dates. We are evaluating each of these programs and expect to continue to pursue funding opportunities available to us. We cannot predict what funding we will receive, the ultimate requirements that will be adopted or the impact of these programs on our business.

Coronavirus Aid, Relief, and Economic Security Act Funding

States received opportunities to use federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) funding to assist in the deployment of broadband to unserved and underserved areas within their respective states.  In 2020, New Hampshire allocated $50.0 million of CARES Act funding to fund broadband expansion to unserved and underserved locations throughout the state. Consolidated was granted up to $3.5 million to build high-speed Internet networks for homes and businesses in New Hampshire for the towns of Danbury, Springfield and Mason.  The state funded 10% upfront with the remainder received upon completion of projects in December 2020.

American Rescue Plan Act Funding

President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) on March 11, 2021.  States have been allocated federal funds to be utilized for capital infrastructure, including broadband deployment, and are in various stages of implementation.  We are working with the states and municipalities in which we operate, to participate in this broadband grant program.

COVID-19

On March 13, 2020, the FCC introduced the Keep Americans Connected pledge, which was in effect through June 30, 2020. The pledge asked all communications providers to not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the COVID-19 pandemic; to waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and to open their Wi-Fi hotspots to any American who needs them. Consolidated signed on to the pledge through June 30, 2020. Several states took the FCC pledge a step further by prohibiting carriers from disconnecting service within their state during the respective Governors’ declared states of emergency, which Consolidated also supported.  Certain states such as Washington and New York were extended to July 31, 2021 and December 31, 2021, respectively. The state moratoriums on disconnections have since expired.

In February 2021, the FCC created the Emergency Broadband Benefit Program (“EBB”), a temporary program to help low income households stay connected during the COVID-19 pandemic by providing broadband service discounts for eligible households. Consolidated was a participant in this program. The EBB ended on December 31, 2021.  EBB recipients fully enrolled as of December 31, 2021 automatically continued to receive their current monthly benefit until March 1, 2022, when the Affordable Connectivity Program took its place.

Affordable Connectivity Program

The Affordable Connectivity Program (“ACP”) is a permanent broadband affordability program set up to replace the EBB.  The ACP program helps ensure that households can afford the broadband they need for work, school, healthcare and more.  The benefit provides a discount of up to $30 per month toward internet service for eligible households and up to $75 per month for households on qualifying Tribal lands.  Eligible households can also receive a one-time discount of up to $100 to purchase a laptop, desktop computer, or tablet from participating providers if they contribute more than $10 and less than $50 toward the purchase price. The ACP is limited to one monthly service discount and one device discount per household. The program began distributing funds on March 1, 2022. Consolidated is participating in this program.

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (“Infrastructure Act”) passed on March 31, 2021 included $65.0 billion to support broadband infrastructure deployment and access across the United States.  The broadband internet portion of the Infrastructure Act is aimed at increasing internet coverage for more universal access, including for rural, low-income, and tribal communities.  65% of this funding is set aside specifically for underserved communities. Additionally, this measure is designed to help make internet access more affordable and increase digital literacy.

The Infrastructure Act set aside $42.5 billion for Broadband Equity, Access and Deployment grants (“BEAD”). The National Telecommunications and Information Administration administers the BEAD program and has awarded grants to jurisdictions across the country, which in turn will use the funding to support service providers’ broadband deployment and access initiatives.  The FCC currently is undertaking a broadband availability and quality mapping project, the results of which may impact the ultimate distribution of BEAD funding.

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

Risks Relating to Our Business

We expect to continue to face significant competition in all parts of our business and the level of competition could intensify among our customer channels.  The telecommunications industry is highly competitive.  We face actual and potential competition from many existing and emerging companies, including wireline and wireless companies, long-distance carriers and resellers, Internet service providers, including fixed wireless Internet service providers (“WISPs”), satellite companies and cable television companies, and, in some cases, new forms of providers that are able to offer competitive services through software applications requiring a comparatively small initial investment. Due to consolidations and strategic alliances within the industry, we cannot predict the number of competitors we will face at any given time.

The wireless business has expanded significantly and has caused many subscribers with traditional telephone and land-based Internet access services to give up those services and rely exclusively on wireless service. Wireless companies are aggressively developing networks using next-generation data technologies, including 5G wireless broadband services, in order to provide increasingly faster data speeds to their customers. A growing number of telecommunications companies are also building and enhancing their fiber networks within many of our service areas. Broadband-deployment funding initiatives from federal and state agencies, including federal infrastructure legislation enacted in 2021, may also result in other service providers deploying new subsidized fiber networks within our service territories. In addition, our video service faces increased competition as consumers’ options for viewing television shows have expanded as content becomes increasingly available through alternative sources. Some providers, including television and cable television content owners, provide streaming and other Over-The-Top (“OTT”) services that deliver video content to televisions, computers and other devices over the Internet. Newer products and services will likely continue to be developed, further increasing the number of competitors that all our services face. We may not be able to successfully anticipate and respond to many of the various competitive factors affecting the industry, including regulatory changes that may affect our competitors and us differently, new technologies, services and applications that may be introduced, changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors.

The incumbent telephone carriers in the markets we serve enjoy certain business advantages, including size, financial resources, a favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for their operations.  Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer.  Their success in selling services that are competitive with ours among our various customer channels could lead to revenue erosion in our business.  We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively we could lose customers, revenue and market share.

We must adapt to rapid technological changes.  If we are unable to take advantage of technological developments, or if we adopt and implement them at a slower rate than our competitors, we may experience a decline in the demand for our services.  Our industry operates in a technologically complex environment.  New technologies are continually developed and existing products and services undergo constant improvement.  Emerging technologies offer consumers a variety of choices for their communications and broadband needs.  To remain competitive, we will need to adapt to future changes in technology to enhance our existing offerings and to introduce new or improved offerings that anticipate and respond to the varied and continually changing demands of our various customer channels. Our business and results of operations could be adversely affected if we are unable to match the benefits offered by competing technologies on a timely basis and at an acceptable cost, or if we fail to employ technologies desired by our customers before our competitors do so.

New technologies, particularly alternative methods for the distribution, access and viewing of content, have been, and will likely continue to be, developed that will further increase the number of competitors that we face and drive changes in consumer behavior.  Consumers seek more control over when, where and how they consume content and are increasingly interested in communications services outside of the home and in newer services in wireless Internet technology and devices such as tablets, smartphones and mobile wireless routers that connect to such devices. These new technologies, distribution platforms and consumer behaviors may have a negative impact on our business.

In addition, evolving technologies can reduce the costs of entry for others, resulting in greater competition and significant new advantages for competitors. Technological developments could require us to make significant new capital investments in order to remain competitive with other service providers. We expect to continue to incur additional costs as we execute on our technological developments including our fiber network expansion plan. If we do not replace or upgrade our network and its technology on a timely basis, we may not be able to compete effectively and could lose customers. We may also be placed at a cost disadvantage in offering our services. Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a large geographic footprint. In addition, a growing number of telecommunications companies are building advanced fiber networks to significantly increase broadband speeds. Although we use fiber optics in parts of our networks and are continuing to expand and enhance our fiber network, we continue to rely on coaxial cable and copper transport media to serve customers in certain areas. If we cannot develop new services and products to keep pace with technological advances, or if such services and products are not widely embraced by our customers, our results of operations could be adversely impacted.

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

Public health threats, such as the recent outbreak of COVID-19, could have a material adverse effect on our business, results of operations, cash flows and stock price.  We may face risks associated with public health threats or outbreaks of epidemic, pandemic or communicable diseases, such as the outbreak of the coronavirus (“COVID-19”) and its variants.  The severity, magnitude and duration of global or regional pandemics are uncertain and hard to predict. Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted, certain adverse consequences of the pandemic continue to impact the economy, including disruptions in the supply chain, labor shortages, rising inflationary pressures and interest rates, and the risk of a recession.

As a critical infrastructure provider, we continued to operate our business and provide services to our customers. A future resurgence in the transmission of current or new variants of COVID-19 or other pandemic conditions that result in any preventive or protective actions implemented by governmental authorities may have a material adverse effect on our operations, customers and suppliers. Adverse economic and market conditions as a result of COVID-19 or other pandemics could adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. In addition, volatility in financial and other capital markets may adversely affect the market price of our common stock and our ability to access capital markets. In response to the COVID-19 pandemic, we have transitioned a substantial number of our employees to telecommuting and remote work arrangements, which may increase the risk of a security breach or cybersecurity attack on our information technology systems that could impact our business.

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured.  A significant portion of our revenues come from network access and subsidies.  An order adopted by the FCC in 2011 (the “Transformation Order”) significantly impacted the amount of support revenue we receive from the Universal Service Fund (“USF”), Connect America Fund (“CAF”) and intercarrier compensation (“ICC”).  The Transformation Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the USF and redirected support from voice services to broadband services.  In 2012, CAF funding was implemented, which froze USF support to price cap carriers until the FCC implemented a broadband cost model to shift support from voice services to broadband services.  In 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (“RDOF”), the next phase of the CAF program, which resulted in a reduction of approximately $42.2 million in the annual support we receive as of January 1, 2022.  See Part I – Item 1 – “Regulatory Environment” above for statistics of current funding levels. We must comply with numerous FCC and state requirements to continue receiving the RDOF funding. Any failure to comply with the requirements could impact our current funding, which could adversely impact our results of operations and financial condition.

We receive subsidy payments from various federal and state universal service support programs, including high-cost support, Lifeline, which reduces the cost of communications services for low-income consumers, and E-Rate, which subsidizes the purchase of communications services by schools and libraries.  The total cost of the various federal universal service programs has increased significantly in recent years, putting pressure on regulators to reform the programs and to limit both eligibility and support.  We cannot predict future changes that may impact the subsidies we receive.  However, a reduction in subsidies support may directly affect our profitability and cash flows.

A disruption in our networks and infrastructure could cause service delays or interruptions, which could cause us to lose customers and incur additional expenses.  Our customers depend on reliable service over our network.  The primary risks to our network infrastructure include physical damage to lines, security breaches, capacity limitations, power surges or outages, software defects and disruptions beyond our control, such as natural disasters and acts of terrorism.  From time to time in the ordinary course of business, we experience short disruptions in our service due to factors such as physical damage, inclement weather and service failures of our third-party service providers.  We could experience more significant disruptions in the future. For example, climate change may increase the intensity and frequency of various natural disasters, as well as contribute to chronic changes in the physical environment (such as changes to ambient temperature and precipitation patterns or sea-level rise) that may impair the operating conditions of our infrastructure or otherwise adversely impact our operations. Disruptions may cause service interruptions or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses.

A cyber-attack may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business.  We utilize our information technology infrastructure to manage and store various proprietary information and sensitive or confidential data relating to our operations. We routinely process, store and transmit large amounts of data for our customers, including sensitive and personally identifiable information. We depend on our information technology infrastructure to conduct business operations and provide customer services. We may be subject to data breaches and disruptions of the information technology systems we use for these purposes. Attempts by others to gain unauthorized access to organizations' information technology systems by hackers and other malicious actors such as foreign governments, criminals, hacktivists, terrorists and insider threats are becoming more frequent and sophisticated, and are sometimes successful. These attempts may include covertly introducing malware to companies' computers and networks, impersonating authorized users or "hacking" into systems. Hackers and other malicious actors may be able to penetrate our network security and misappropriate or compromise our confidential, sensitive, personal or proprietary information, or that of third parties, and engage in the unauthorized use or dissemination of such information. They may be able to create system disruptions, or cause shutdowns. Hackers and other malicious actors may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs,” cybersecurity vulnerabilities and other problems that could unexpectedly interfere with the operation or security of our systems.  We seek to prevent, detect and investigate all security incidents that do occur, however we may be unable to prevent or detect a significant attack in the future.  Significant information technology security failures could result in the theft, loss, damage, unauthorized use or publication of our confidential business information, which could harm our competitive position, subject us to additional regulatory scrutiny, expose us to litigation or otherwise adversely affect our business.

To date, interruptions of our information technology infrastructure and third party suppliers have been infrequent and have not had a material impact on our operations. However, because technology is increasingly complex and cyber-attacks are increasingly sophisticated and more frequent, there can be no assurance that such incidents will not have a material adverse effect on us in the future. The consequences of a breach of our security measures or those of a third-party provider, a cyber-related service or operational disruption, or a breach of personal, confidential, proprietary or sensitive data caused by a hacker or other malicious actor could be significant for us, our customers and other affected third parties. For example, the consequences could include damage to infrastructure and property, impairment of business operations, disruptions to customer service, financial costs and harm to our liquidity, costs associated with remediation, loss of revenues, loss of customers, competitive disadvantage, legal expenses associated with litigation, regulatory action, fines or penalties or damage to our brand and reputation.

In addition, the costs to us to eliminate or address the foregoing security challenges and vulnerabilities before or after a cyber-incident could be significant. In addition, our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. We could also lose existing or potential customers for our services in connection with any actual or perceived security vulnerabilities in the services.

We are subject to laws, rules and regulations relating to the collection, use and security of user data. Our operations are also subject to federal and state laws governing information security. In the event of a data breach or operational disruption caused by an information security incident, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures as well as civil litigation. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards and contractual obligations.

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

If we cannot obtain and maintain necessary rights-of-way for our network, our operations may be interrupted and we could be faced with increased costs.  We are dependent on easements, franchises and licenses from state and local governmental authorities, including highway and transit authorities, as well as from various private parties, such as telephone companies, including long-distance companies, and other utilities, and railroads for access to aerial pole space, underground conduits and other rights-of-way in order to construct and operate our networks.  Some agreements relating to rights-of-way may be short-term or revocable at will, and we cannot be certain that we will continue to have access to existing rights-of-way after the governing agreements terminate or expire.  If any of our right-of-way agreements were terminated or could not be renewed, we may be forced to remove, relocate or abandon our network facilities in the affected areas, which could interrupt our operations, force us to find alternative rights-of-way and incur unexpected capital expenditures.

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

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements timely, we could experience work stoppages or other labor actions that could materially disrupt our business of providing services to our customers.  As of December 31, 2022, approximately 49% of our employees were covered by collective bargaining agreements.  These employees are hourly workers throughout our service territories and are represented by various unions and locals.  Our existing collective bargaining agreements expire between 2023 through 2026, of which contracts covering 2% of our employees will expire in 2023.

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

Increasing attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or offerings or to respond to stakeholder demands, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. While we commit to certain initiatives or goals, we may not ultimately be able to achieve them due to cost, technological, or other constraints. Moreover, actions or statements that we may take based on based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, which will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

Weak economic conditions may have a negative impact on our business, results of operations and financial condition.  Downturns in the economic conditions in the markets and industries we serve, including the impacts of inflation and the ongoing war between Russia and Ukraine, could adversely affect demand for our products and services and have a negative impact on our results of operations.  Economic weakness or uncertainty may make it difficult for us to obtain new customers and may cause our existing customers to reduce or discontinue their services to which they subscribe.  This risk may be worsened by the expanded availability of free or lower cost services, such as streaming or OTT services or substitute services, such as wireless phones and public Wi-Fi networks.  In addition, recent inflationary pressures may also have an adverse impact on our cost structure and result in increased costs for materials, labor and other operating expenses. If such impacts are prolonged and substantial, it could have a negative impact on our results of operations and capital expenditures. Weak economic conditions may also impact the ability of our customers and third parties to satisfy their obligations to us.

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

The rights of our Series A Preferred Stock could negatively impact our cash flows.  The terms of our Series A Preferred Stock provide rights to holders that could negatively impact us.  Holders of our Series A Preferred Stock are entitled to receive cumulative dividends on the liquidation preference at a rate of 9% per annum payable semi-annually, until October 2, 2027 at our election, either in cash or in-kind through an accrual of unpaid dividends, which are automatically added to the liquidation preference; and after October 2, 2027, solely in cash.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures.  As of December 31, 2022, we had $2.1 billion of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

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

In addition, our credit agreement, with respect to the revolving credit facility only, requires us to comply with specified financial ratios, including a financial covenant based on a maximum consolidated first lien leverage ratio.  Our ability to comply with these ratios may be affected by events beyond our control.  These restrictions limit our ability to plan for or react to market conditions, meet capital needs or otherwise constrain our activities or business plans.  They also may adversely affect our ability to finance our operations, enter into acquisitions or engage in other business activities that would be in our interest.

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

In addition, a substantial portion of our variable-rate debt bears interest based on the London Interbank Offering Rate (“LIBOR”). In 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop requiring banks to submit rates for the calculation of LIBOR after 2021. In November 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, extended the cessation date for submission and publication of rates for all LIBOR tenors until June 30, 2023, except for the one-week and two-month LIBOR tenors, which ceased on December 31, 2021. As of January 1, 2022, regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR settings. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), has proposed replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index based on trading in overnight repurchase agreements. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), enacted in March 2022, provides a framework for certain contracts to replace LIBOR with a benchmark rate based on SOFR. While the LIBOR Act effectively established SOFR as the default replacement rate for LIBOR, it is not possible to predict at this time whether SOFR will become the most prevalent alternative reference rate in the market or what impact the transition from LIBOR to alternative reference rates may have on the interest rates for our current and future debt obligations as well as our interest rate swap agreements, which may be adversely affected. In addition, any transition process from LIBOR to an alternative rate could cause, among other things, LIBOR to perform differently than in the past, a disruption in the financial markets, or increases in benchmark rates, any of which could adversely affect our results of operations, cash flows and liquidity. We currently expect to complete the transition from LIBOR to SOFR or an alternate base rate for our variable rate debt and interest rate swap agreements during the second quarter of 2023.

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors.  Our businesses are subject to regulation by the FCC and other federal, state and local governmental authorities.  Rapid changes in technology and market conditions have resulted in changes in how the government regulates telecommunications, video programming and Internet services.  Many businesses that compete with our Incumbent Local Exchange Carrier (“ILEC”) and non-ILEC subsidiaries are comparatively less regulated.  Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations.  In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture and DVD firms have almost no regulation of their video activities.  Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets. The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal, state or local level, could require significant and costly adjustments that could adversely affect our business plans.  New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future.  Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions will ultimately impact our business.  We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

Increased regulation of the Internet could increase our cost of doing business.  Current laws and regulations governing access to, or commerce on, the Internet are relatively limited.  As the significance of the Internet continues to expand, federal, state and local governments may adopt new rules and regulations applicable to, or apply existing laws and regulations to, the Internet. In 2017, the FCC adopted an order rescinding its previous classification of Internet service as a telecommunications service regulated under Title II of the Communications Act, which has effectively limited the FCC’s authority over Internet Service Providers.  However, the FCC retained rules requiring Internet Service Providers to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic. The FCC order was challenged in court and in 2019, a U.S. Court of Appeals upheld the FCC’s decision reclassifying Internet access services as an information service. However, the ruling invalidated the FCC’s decision that state regulators may not impose obligations similar to the federal network neutrality obligations. Several states have adopted rules similar to the network neutrality requirements that were eliminated by the FCC and new state legislation may be adopted in the future.

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

We are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety.  Our operations and properties are subject to federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability in connection with the management, storage and disposal of hazardous materials, asbestos and petroleum products.  We are also subject to laws and regulations governing air emissions from our fleet vehicles.  As a result, we face several risks, including:

●	Hazardous materials may have been released at properties that we currently own or formerly owned (perhaps through our predecessors). Under certain environmental laws, we could be held jointly and severally liable, without regard to fault, for the costs of investigating and remediating any actual or threatened contamination at these properties and for contamination associated with disposal by us, or by our predecessors, of hazardous materials at third-party disposal sites;

●	We could incur substantial costs in the future if we acquire businesses or properties subject to environmental requirements or affected by environmental contamination. In particular, environmental laws regulating wetlands, endangered species and other land use and natural resources may increase the costs associated with future business or expansion or delay, alter or interfere with such plans;

●	The presence of contamination can adversely affect the value of our properties and make it difficult to sell any affected property or to use it as collateral; and

●	We could be held responsible for third-party property damage claims, personal injury claims or natural resource damage claims relating to contamination found at any of our current or past properties.

The cost of complying with environmental requirements could be significant.  Similarly, the adoption of new environmental laws or regulations, or changes in existing laws or regulations or their interpretations, could result in significant compliance costs or unanticipated environmental liabilities.

Effects of climate change may impose risk of damage to our infrastructure, our ability to provide services, and may cause changes in federal and state regulation, all of which may result in potential adverse impact to our financial results.

Extreme weather events precipitated by long-term climate change have the potential to directly damage network facilities or disrupt our ability to build and maintain portions of our network. Any such disruption could delay network deployment plans, interrupt service for our customers, increase our costs and have a negative effect on our operating results. The potential physical effects of climate change, such as increased frequency and severity of storms, droughts, floods, fires, freezing conditions, sea-level rise, and other climate-related events, could adversely affect our operations, infrastructure, and financial results. Operational impacts resulting from the potential physical effects of climate change, such as damage to our network infrastructure, could result in increased costs and loss of revenue. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

Further, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. Concern over climate change or other ESG matters may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment and reduce the impact of our business on climate change, which could increase our costs for monitoring and compliance. Further, climate change regulations may require us to alter our proposed business plans or increase our operating costs due to increased regulation or environmental considerations, and could adversely affect our business and reputation.

In addition, in March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related data risks and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas (GHG) emissions, for certain public companies. As part of the proposed rule, companies would have to disclose direct emissions from their operations as well as emissions created through their supply chains. We are currently assessing this rule, but at this time we cannot predict the ultimate impact of the rule on our business. The SEC originally planned to issue a final rule by October 2022, but most commentators now expect a final rule to be issued in early 2023. To the extent this rule is finalized as proposed, we could incur increased costs related to the assessment and disclosure of climate-related risks and certain emissions metrics.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CNSL”.  As of March 1, 2023, there were approximately 3,743 stockholders of record of the Company’s common stock.

Share Repurchases

During the quarter ended December 31, 2022, we repurchased 273,457 common shares surrendered by employees in the administration of employee share-based compensation plans. The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
October 1-October 31, 2022	—	—	—	—
November 1-November 30, 2022	—	—	—	—
December 1-December 31, 2022	273,457	$ 4.31	—	—

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming reinvestment of dividends) with the S&P 500 Index and the Nasdaq Telecommunications Index.  The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2017 in each index.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index and the Nasdaq Telecommunications Index

	As of December 31,
(In dollars)	2017	2018	2019	2020	2021	2022
Consolidated Communications Holdings	$100.00	$92.04	$38.74	$48.83	$74.69	$35.75
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
Nasdaq Telecommunications	$100.00	$77.39	$91.90	$101.16	$103.32	$75.55

Sale of Unregistered Securities

During the year ended December 31, 2022, we did not sell any equity securities of the Company which were not registered under the Securities Act of 1933, as amended.

Item 6.  Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Note About Forward-Looking Statements” and Part I – Item 1A – “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated,” the “Company,” “we,” “our” or “us”).  MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.  We operate an advanced fiber network spanning approximately 57,800 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers.  As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product. Our investment in more competitive broadband speeds is critical to our long-term success.  Our strategic investment with Searchlight Capital Partners L.P. (“Searchlight”), as described below, combined with the refinancing of our capital structure in 2020 provided us with additional capital that has enabled us to accelerate our fiber expansion plans and provided significant benefits to our consumer, commercial and carrier customers. With this strategic investment, we are enhancing our fiber infrastructure and accelerating our investments in high-growth and competitive areas.  By leveraging our existing dense core fiber network and an accelerated build plan, we expect to be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities.  In 2021, we launched our multi-year fiber expansion plan to upgrade approximately 1.6 million passings, or more than 70% of our service area across select service areas to enable multi-Gig capable services to these homes and small businesses including more than 1.1 million passings within our northern New England service areas. The ultimate total passings will be dependent upon, amongst other things, our ability to secure Public Private Partnership grant arrangement opportunities.

During the years ended December 31, 2022 and 2021, we upgraded approximately 403,000 and 330,000 passings to fiber, respectively, and total fiber passings were approximately 1,009,000 or 38% of our service area at December 31, 2022 compared to 10% at December 31, 2020. During the year ended December 31, 2022, we added approximately 40,075 consumer fiber Gig-capable subscribers. In our northern New England service areas, approximately 32% of the passings we serve were fiber Gig-capable as of December 31, 2022 compared to 17% at December 31, 2021. As of December 31, 2022, approximately 50% of the passings we serve in all other markets were fiber Gig-capable compared to 31% at December 31, 2021. Our fiber build plan includes the upgrade of at least 225,000 homes and small businesses in 2023.

Fidium Fiber, our new Gigabit consumer fiber internet product with an all-new customer experience, launched in November 2021 in select northern New England markets, reinforces our broadband-first strategy. In May 2022, Fidium Fiber was expanded to additional markets in California, Illinois, Minnesota, Pennsylvania and Texas. In June 2022, we

launched symmetrical 2 Gig speeds across the entire Fidium fiber network. Our Fidium plans offer symmetrical speeds from 50 Mbps to 2 Gbps over the latest WiFi 6 technology with no data caps. We expect to continue to expand the availability of Fidium Fiber further in 2023. In February 2023, we launched Fidium@Work and expanded our Fidium Fiber service to small businesses everywhere Fidium internet is available. Fidium@Work is ideal for small businesses that have outgrown residential or traditional internet service, but do not require an enterprise solution.

As we continue to increase broadband speeds, we believe that we will also be able to simultaneously expand the array of services and content offerings that our network provides. We are focused on expanding our broadband and commercial product suite and are continually enhancing our commercial product offerings to meet the needs of our business customers. By leveraging our advanced fiber network, we can tailor our services for business customers by developing solutions to fit their specific needs.  We are focused on driving fiber connectivity, achieving data services growth and standardizing our commercial product portfolio, which increases efficiency and enables greater scalability and reliability for businesses.

Operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase.  Total voice connections decreased 14% as of December 31, 2022 compared to 2021.  We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

Our competitive multi-gig broadband speeds enable us to meet consumer demand for higher bandwidth for streaming programming or on-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their linear video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 45% as of December 31, 2022 compared to 2021 as a result of a divestiture in 2022, which accounted for approximately 21% of the decline, and our plan to de-emphasize our linear video services and transition customers to streaming and over-the-top video services. We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content including services offered through our streaming partnerships.

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

Significant Recent Developments

Discontinued Operations - Sale of Investment in Wireless Partnerships

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. Our wireless partnership investment consisted of ownership in five wireless partnerships: 2.34% of GTE Mobilnet of South Texas Limited Partnership, 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership, 3.60% of Pittsburgh SMSA Limited Partnership, 16.67% of Pennsylvania RSA No. 6(I) Limited Partnership and 23.67% of Pennsylvania RSA No. 6(II) Limited Partnership. We intend to use the proceeds from the sale to support our fiber expansion plan. The financial results of the limited partnership interests have been reported as discontinued operations in our consolidated financial statements for all periods presented. In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. In connection with the sale of the partnership interests, we recognized a pre-tax gain on sale of $389.9 million during the year ended December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, we recognized income of $23.5 million, $41.8 million and $40.7 million, respectively, and received cash distributions of $29.2 million, $43.0 million and $41.5 million, respectively, from these wireless partnerships.

Divestitures

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”). The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 17,100 consumer customers and 1,600 commercial customers. For the year ended December 31, 2021, operating revenues for the Kansas City operations were $51.3 million, or 4.0% of total consolidated operating revenues. The sale closed on November 30, 2022 for gross cash proceeds of $82.1 million, subject to the finalization of certain working capital and other post-closing purchase price adjustments. In 2022, in connection with the expected sale, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $131.7 million during the year ended December 31, 2022. During the quarter and year ended December 31, 2022, we recognized an additional loss on the sale of $16.8 million as a result of purchase price adjustments and an increase in net assets held for sale and estimated selling costs during the period.

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC” or the “Ohio operations”). CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and included approximately 3,800 access lines, 3,900 data connections and 1,400 video connections. For the year ended December 31, 2021, operating revenues for the Ohio operations were $8.9 million or 0.7%, of total consolidated operating revenues. The sale was completed on January 31, 2022 for gross cash proceeds of $26.1 million, including customary working capital adjustments. As of December 31, 2021, the assets and liabilities to be disposed of were classified as held for sale in the consolidated balance sheet and consisted primarily of allocated goodwill of $16.3 million and property, plant and equipment of $9.5 million. In connection with the classification as assets held for sale, we recognized an impairment loss of $5.7 million during the year ended December 31, 2021.  During the year ended December 31, 2022, we recognized an additional loss on the sale of $0.8 million, which is included in selling, general and administrative expense in the consolidated statement of operations. The asset sales align with our strategic asset review and focus on our core broadband regions. We intend to use the proceeds from the asset sales to support our fiber expansion plan.

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

In the second stage of the Investment, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. The Note bore interest at 9.0% per annum from the date of the closing of the first stage of the transaction and was payable semi-annually in arrears. The Note included a paid-in-kind (“PIK”) option for a five-year period beginning as of October 2, 2020. During the year ended December 31, 2021, the Company elected the PIK option and accrued interest of $38.8 million was added to the principal balance of the Note.  On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, on December 7, 2021, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of December 31, 2022 and 2021, shares of common stock issued to Searchlight represent approximately 34% and 35%, respectively, of the Company’s outstanding common stock. The strategic investment with Searchlight provides us a valued partner with significant experience in deploying broadband infrastructure as we continue to execute our fiber-focused strategy and grow broadband services.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2022, 2021 and 2020.

Financial Data

				% Change
(In millions, except for percentages)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$272.1	$269.3	$263.1	1%	2%
Voice services	144.8	160.7	170.5	(10)	(6)
Video services	54.2	65.1	74.3	(17)	(12)
	471.1	495.1	507.9	(5)	(3)
Commercial:
Data services (includes VoIP)	228.5	228.9	225.3	(0)	2
Voice services	142.3	154.6	161.2	(8)	(4)
Other	43.1	40.0	43.4	8	(8)
	413.9	423.5	429.9	(2)	(1)
Carrier:
Data and transport services	137.4	133.4	136.8	3	(2)
Voice services	14.7	17.2	20.5	(15)	(16)
Other	1.7	1.6	1.7	6	(6)
	153.8	152.2	159.0	1	(4)

Subsidies	33.4	69.8	72.0	(52)	(3)
Network access	104.7	120.5	125.3	(13)	(4)
Other products and services	14.4	21.1	9.9	(32)	113
Total operating revenues	1,191.3	1,282.2	1,304.0	(7)	(2)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	546.7	569.6	560.6	(4)	2
Selling, general and administrative costs	301.6	271.1	275.4	11	(2)
Acquisition and other transaction costs	—	—	7.6	—	(100)
Loss on impairment of assets held for sale	131.7	5.7	—	2,211	100
Loss on disposal of assets	4.2	—	—	100	—
Depreciation and amortization	300.2	300.6	324.9	(0)	(7)
Total operating expenses	1,284.4	1,147.0	1,168.5	12	(2)
Income (loss) from operations	(93.1)	135.2	135.5	(169)	(0)
Interest expense, net	(125.0)	(175.2)	(143.6)	(29)	22
Loss on extinguishment of debt	—	(17.1)	(18.3)	100	(7)
Change in fair value of contingent payment rights	—	(86.5)	23.8	100	(463)
Other income, net	13.4	1.3	10.1	931	(87)
Income tax expense (benefit)	(27.0)	(3.2)	1.6	(744)	(300)
Income (loss) from continuing operations	(177.7)	(139.1)	5.9	(28)	(2,458)
Income from discontinued operations, net of tax	318.3	32.4	31.4	882	3
Dividends on Series A preferred stock	40.1	2.7	—	1,385	100
Net income attributable to noncontrolling interest	0.5	0.4	0.3	25	33
Net income (loss) attributable to common shareholders	$100.0	$(109.8)	$37.0	191	(397)

Adjusted EBITDA from continuing operations (1)	$384.4	$463.8	$487.7	(17)%	(5)%
Adjusted EBITDA (1)	$413.6	$506.9	$529.2	(18)%	(4)%

(1)	Adjusted EBITDA from continuing operations and Adjusted EBITDA are non-GAAP measures. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure. Adjusted EBITDA includes investment distributions from discontinued operations.

Key Operating Statistics

				% Change
				2022 vs.	2021 vs.
	2022	2021	2020	2021	2020
Consumer customers	484,669	516,949	554,763	(6)%	(7)%

Fiber Gig+ capable	122,872	86,122	70,610	43	22
DSL/Copper	244,586	298,442	330,747	(18)	(10)
Consumer data connections	367,458	384,564	401,357	(4)	(4)

Consumer voice connections	276,779	328,849	370,660	(16)	(11)
Video connections	35,039	63,447	76,041	(45)	(17)

The sale of substantially all of the net assets of our Kansas City operations and Ohio operations in 2022 resulted in a reduction of approximately 3,325 fiber consumer data connections, 14,505 DSL/Copper consumer data connections and 14,800 video connections. Prior period amounts have not been adjusted to reflect the sales.

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

Broadband services revenues increased $2.8 million during 2022 compared to 2021 despite a 4% decrease in broadband connections in 2022 primarily due to an increase in Internet services as a result of price increases and growth in fiber Internet services. We estimate that the sale of substantially all of the assets our Ohio operations and Kansas City operations in 2022 reduced revenue for 2022 by approximately $3.1 million.

Broadband services revenues increased $6.2 million during 2021 compared to 2020 despite a 4% decrease in broadband connections in 2021 primarily due to an increase in Internet services as a result of price increases as well as growth in CCiTV revenue, our cloud-enabled video service. However, the increase in broadband revenue was partially offset by a decline in VoIP revenue due to a 15% decline in connections in 2021 as more customers continue to rely exclusively on wireless service.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.

Voice services revenues decreased $15.9 million during 2022 compared to 2021 primarily due to a 17% decline in access lines during 2022 compared to 2021. Voice services revenues decreased $9.8 million during 2021 compared to 2020 primarily due to a 11% decline in access lines during 2021 compared to 2020.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

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

Video services revenues decreased $10.9 million during 2022 compared to 2021 and decreased $9.2 million during 2021 compared to 2020 primarily due to the continued decline in connections. We expect to continue to experience a decline in video connections as we de-emphasize our linear video subscriptions and transition customers to streaming services, which may amplify the demand for higher broadband speeds to facilitate streaming content.

Commercial

Data Services

We provide a variety of business communication services to business customers of all sizes, including voice and data services over our advanced fiber network.  The services we offer include scalable high-speed broadband Internet access, SIP trunking and VoIP phone services, which range from basic service plans to virtual hosted systems.  In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; private line data services; software defined wide area network (“SD-WAN”), a software-based network technology that provides a simplified management and automation of wide area network connections, and multi-protocol label switching. Our networking services include point-to-point and multi-point deployments from 2.5 Mbps to 10 Gbps to accommodate the growth patterns of our business customers.  We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services.  Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.

Data services revenues decreased $0.4 million during 2022 compared to 2021, of which we estimate that the sale of our Kansas City operations in late 2022 reduced revenue for 2022 by approximately $1.4 million. The remaining change was primarily due to the continued growth in dedicated Internet access, SIP trunking and SD-WAN services, which were reduced in part by declines in Metro Ethernet as a result of customer churn. Data services revenues increased $3.6 million during 2021 compared to 2020 primarily due to growth in dedicated Internet access and SD-WAN services. In recent years, the growth in data services revenues has been impacted by customer churn from increased competition and price compression as customers are migrating from legacy data connection products to more competitive products, which have a lower average revenue per user.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate or a measured rate or can be bundled with selected services at a discounted rate.

Voice services revenues decreased $12.3 million during 2022 compared to 2021 primarily due to a 15% decline in access lines in 2022 compared to 2021. Voice services revenues decreased $6.6 million during 2021 compared to 2020 primarily due to a 9% decline in access lines in 2021 compared to 2020.  Commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet-based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 911 service revenues. We are a full service 911 provider and have installed and currently maintain a turn-key, state of the art statewide next-generation emergency 911 system located in Maine. As of October 29,

2020, we were no longer the 911 service provider in Vermont. These systems, have processed several million calls relying on the caller's location information for routing. Next-generation emergency 911 systems are an improvement over traditional 911 and are expected to provide the foundation to handle future communication modes such as texting and video.

Other services revenues increased $3.1 million during 2022 compared to 2021 primarily due to an increase in business equipment sales and custom construction revenues. Other services revenues decreased $3.4 million during 2021 compared to 2020 primarily due to the expiration of our 911 service contract in Vermont in late 2020 as well as decreases in pole attachment and custom construction revenues.

Carrier

Data and Transport Services

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services.  Data and transport services revenues increased $4.0 million during 2022 compared to 2021 primarily due to an increase in dark fiber revenue as a result of a new IRU agreement entered into in 2022. Cellular backhaul revenue was consistent with prior year, however, we may recognize future declines in cellular backhaul revenue as a result of the delayed timing of new pricing in 2022 and ongoing contract renewals. Future declines are expected to be partially offset by pursing new tower opportunities and demand for other Ethernet services.

Data and transport services revenues decreased $3.4 million during 2021 compared to 2020 primarily due to a decline in dark fiber revenue and cellular backhaul in 2021 as a result of a reduction in pricing of recent contract renewals with our wireless backhaul partners.

Voice Services

We provide basic local phone service packages with customized features for resell by wholesale customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.  Voice services revenues decreased $2.5 million during 2022 compared to 2021 and decreased $3.3 million during 2021 compared to 2020 as customers continue to choose alternative technology solutions.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas and for low-income consumers across the country. Subsidies revenues decreased $36.4 million during 2022 compared to 2021 primarily due to a reduction in federal subsidies support. In 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (“RDOF”), which resulted in a reduction in our annual support of approximately $42.2 million as of January 1, 2022. However, state subsidies support increased $6.4 million due to a settlement recognized in 2022 for support temporarily suspended from the Texas High Cost Fund. Subsidies revenues decreased $2.2 million in 2021 compared to 2020 primarily due to a reduction in state subsidies support. See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $15.8 million during 2022 compared to 2021 and $4.8 million in 2021 compared to 2020 primarily as a result of the continuing decline in interstate rates, minutes of use, voice connections and carrier circuits as transition to Ethernet based transport solutions. In addition, for the year ended December 31, 2022, end user access revenue decreased due to a reduction in the Federal Universal Fund Contribution Factor during the first half of 2022.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues.  We have entered into numerous Public Private Partnership agreements with several towns in New Hampshire to build new fiber to the home/premise (“FTTP”) Internet networks.  The new town networks provide multi-gigabit broadband speeds to residential and commercial customers. Public Private Partnerships are a key component of Consolidated’s commitment to expand rural broadband access.

Other products and services revenues decreased $6.7 million during 2022 compared to 2021 and increased $11.2 million during 2021 compared to 2020 primarily due to revenue recognition of Public Private Partnership construction projects during 2022 and 2021.

Operating Expenses

Cost of Services and Products

Cost of services and products, exclusive of depreciation and amortization decreased $22.9 million during 2022 compared to 2021. Video programming costs decreased as a result of a decline in video connections and the sale of the Kansas City operations in 2022. Access expense decreased related to additional fiber costs in 2021 for the Public Private Partnership agreements, as described above. Access expense also decreased as a result of access charges of $3.4 million incurred in 2021 related to the early termination of a contract obligation for fixed wireless services.  In addition, required contributions to the Federal Universal Service Fund (“USF”) decreased as a result of a reduction in the annual funding rate for the first half of the year. Employee labor costs also declined due to an increase in capitalized costs for the fiber network expansion in 2022. These reductions in cost of services and products were offset in part by an increase in utility and fuel costs in the current year.

In 2021, cost of services and products increased $9.0 million compared to 2020 primarily due to an increase in access expense related to fiber costs for the Public Private Partnership agreements. In addition, during 2021, we incurred access charges of $3.4 million related to the early termination of a contract obligation for fixed wireless services. Required contributions to the USF also increased in 2021 as a result of an increase in the annual funding rate. The increase in cost of services and products was also due to insurance recoveries received in 2020. However, employee labor costs declined due to an increase in capitalized costs for the fiber network expansion in 2021 as well as a reduction in headcount. Video programming costs decreased as a result of a decline in video connections. Contract labor costs and repair and maintenance expense also decreased as a result of operating efficiencies and a reduction in maintenance costs for utility poles.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $30.5 million during 2022 compared to 2021. Advertising expense increased due to greater promotional activities surrounding the continued marketing of our new fiber broadband products. In 2022, we incurred additional professional fees for various system enhancements and customer service improvement initiatives. In addition, employee labor costs were greater than prior year from additional headcount. Travel costs also increased related to the fiber network build and fewer travel restrictions as compared to the prior year. Real estate taxes increased primarily due to refunds and settlements received in 2021.

Selling, general and administrative costs decreased $4.3 million during 2021 compared to 2020 primarily due to a reduction in property and real estate taxes as a result of property tax refunds and settlements received in 2021. However, advertising expense increased from additional radio and television advertising to promote our new Fidium brand and fiber broadband speeds.

Acquisition and Other Transaction Costs

There were no acquisition and other transaction costs incurred during 2022 or 2021. Acquisition and other transaction costs of $7.6 million incurred in 2020 were in connection with the investment agreement entered into with Searchlight in October 2020. Transaction costs consist primarily of legal, finance and other professional fees incurred in connection with the CPRs issued as part of the Searchlight transaction.

Loss on Impairment of Assets Held for Sale

In connection with the classification of substantially all of the assets of the Kansas City operations as held for sale in 2022, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $131.7 million during the year ended December 31, 2022. During the year ended December 31, 2021, we recognized an impairment loss of $5.7 million related to the classification of the Ohio operations as assets held for sale.

Loss on Disposal of Assets

As described above, we recognized a loss of $16.8 million on the sale of substantially all of the assets of our Kansas City operations during the year ended December 31, 2022. We also recognized a loss of $8.3 million related to the potential sale of certain utility poles during the year ended December 31, 2022. However, during the year ended December 31, 2022, we completed the sale of certain non-strategic communication towers for cash proceeds of $21.0 million and recognized a pre-tax gain on the sale of $20.8 million.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.4 million during 2022 compared to 2021 primarily due to a decline in amortization expense for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined due to certain assets becoming fully depreciated during the year and the sale of the Ohio and Kansas City operations in 2022. These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to the fiber network expansion and customer service improvements as well as success-based capital projects for consumer and commercial services.

Depreciation and amortization expense decreased $24.3 million during 2021 compared to 2020 primarily due to a decline in amortization expense for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined due to the expected sale of utility poles located in the state of New Hampshire in 2020 and certain acquired assets becoming fully depreciated or amortized. These declines in depreciation and amortization expense were offset in part by ongoing capital expenditures related to the fiber network expansion and customer service improvements.

Reclassifications

Certain amounts in our 2021 and 2020 consolidated financial statements have been reclassified to conform to the 2022 presentation, primarily related to the presentation of the financial results for our wireless partnership interests as discontinued operations. Certain operating revenues have also been reclassified to report commercial and carrier revenues separately. The change in the classification of these revenues had no impact to total operating revenues as previously reported.

Regulatory Matters

Our revenues are subject to broad federal and/or state regulations, which include such telecommunications services as local telephone service, network access service and toll service.  The telecommunications industry is subject to extensive federal, state and local regulation.  Under the Communications Act and the Telecommunications Act, federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.

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

In April 2019, the FCC announced plans for the RDOF, the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America. The FCC issued a Notice of Proposed Rulemaking at its August 2019 Open Commission Meeting. The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers. Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years. The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream. CAF Phase II funding was extended through December 31, 2021 for price cap holding companies. The FCC issued the final census block groups with locations and reserve price. We filed our RDOF short form application on July 14, 2020 and were listed as a qualified bidder by the FCC on October 13, 2020 and participated in the auction. The auction began on October 29, 2020 and ended on November 24, 2020. Consolidated won 246 census block groups in seven states. The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at an annual funding level of approximately $5.9 million, beginning January 1, 2022 through December 31, 2031, which resulted in a reduction of approximately $42.2 million in annual support as of January 1, 2022. Consolidated filed its long form application with supporting documents on January 29, 2021 and received final FCC approval on December 14, 2021. Consolidated began receiving RDOF funding in January 2022.

The annual FCC price cap filing was made on June 16, 2022 and became effective on July 1, 2022.  The net impact is an increase of approximately $2.0 million in network access and CAF ICC support funding for the July 2022 through June 2023 tariff period.

State Matters

The Texas Universal Service Fund (“TUSF”) is administered by the National Exchange Carrier Association (“NECA”).  The Texas Public Utilities Regulatory Act directs the Public Utilities Commission of Texas (“PUCT”) to adopt and enforce rules requiring local exchange carriers to contribute to a state universal service fund that helps telecommunications providers offer basic local telecommunications service at reasonable rates in high-cost rural areas.  The TUSF is also used to reimburse telecommunications providers for revenues lost by providing reduced-cost services to low-income consumers.  Our Texas rural telephone companies receive disbursements from this fund.

Our Texas Incumbent Local Exchange Carriers (“ILECs”) have historically received support from two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the High Cost Assistance Fund (“HCAF”).  In December 2020, the PUCT announced a TUSF funding shortfall and that it would be reducing all funded carriers support by 64% beginning January 15, 2021.  The potential impact of the decision by the PUCT was a reduction in support we receive of approximately $4.0 million annually.  The Texas Telephone Association (“TTA”), of which Consolidated is a member, and the Texas Statewide Telephone Cooperative, Inc. (“TSTCI”), filed a lawsuit seeking to overturn the PUCT decision as well as a temporary injunction on the funding reduction.  On June 7, 2021, the court ruled in favor of the PUCT.  The TTA and TSTCI filed a notice to appeal on July 2, 2021.  We filed our brief on September 18, 2021, along with a Motion to Expedite.  The motion to expedite was granted.  On June 30, 2022, the Third Court of Appeals in Austin ruled in favor of the rural phone companies requiring the state to increase the state surcharge to fully fund the

TUSF and reimburse rural phone companies for the shortfall.  The state had 45 days from the ruling date to decide whether to appeal the decision. The state did not appeal the ruling and in October 2022, the TTA, TSTCI and PUCT reached an agreement on how the outstanding funding would be repaid. Monthly support payments resumed in full in October 2022 and the funding shortfall for the periods from January 2021 through September 2022 is being reimbursed to carriers evenly over a 15-month period.  All reimbursements are expected to be completed by December 2023. During the year ended December 31, 2022, we recognized subsidy revenue of $6.3 million related to the funding owed for the shortfall period in accordance with the settlement agreement.

Coronavirus Aid, Relief, and Economic Security Act Funding

States received opportunities to use federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) funding to assist in the deployment of broadband to unserved and underserved areas within their respective states.  In 2020, New Hampshire allocated $50.0 million of CARES Act funding to fund broadband expansion to unserved and underserved locations throughout the state. Consolidated was granted up to $3.5 million to build high-speed Internet networks for homes and businesses in New Hampshire for the towns of Danbury, Springfield and Mason.  The state funded 10% upfront with the remainder received upon completion of projects in December 2020.

American Rescue Plan Act Funding

President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) on March 11, 2021.  States have been allocated federal funds to be utilized for capital infrastructure, including broadband deployment, and are in various stages of implementation.  We are working with the states and municipalities to participate in this broadband grant program.

COVID-19

On March 13, 2020, the FCC introduced the Keep Americans Connected pledge which was in effect through June 30, 2020.  The pledge asked all communications providers to not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the COVID-19 pandemic; to waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and to open their Wi-Fi hotspots to any American who needs them.  Consolidated signed on to the pledge through June 30, 2020.  Several states took the FCC pledge a step further by prohibiting carriers from disconnecting service within their state during the respective Governors’ declared states of emergency, which Consolidated also supported. Certain states such as Washington and New York were extended to July 31, 2021 and December 31, 2021, respectively. The state moratoriums on disconnections have since expired.

In February 2021, the FCC created the Emergency Broadband Benefit Program (“EBB”), a temporary program to help low income households stay connected during the COVID-19 pandemic by providing broadband service discounts for eligible households.  Consolidated was a participant in this program.  The EBB ended December 31, 2021.  EBB recipients fully enrolled as of December 31, 2021 automatically continued to receive their current monthly benefit until March 1, 2022 when the Affordable Connectivity Program takes its place.

Affordable Connectivity Program

The Affordable Connectivity Program (“ACP”) is a permanent broadband affordability program set up to replace the EBB.  The ACP program helps ensure that households can afford the broadband access they need for work, school, healthcare and more.  The benefit provides a discount of up to $30 per month toward internet service for eligible households and up to $75 per month for households on qualifying Tribal lands.  Eligible households can also receive a one-time discount of up to $100 to purchase a laptop, desktop computer, or tablet from participating providers if they contribute more than $10 and less than $50 toward the purchase price.  The ACP is limited to one monthly service discount and one device discount per household.  The program began distributing funds on March 1, 2022. Consolidated is participating in this program.

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (the “Infrastructure Act”) signed on November 15, 2021 included $65.0 billion to support broadband infrastructure deployment and access across the United States.  The broadband internet portion of the Infrastructure Act is aimed at increasing internet coverage for more universal access, including for rural, low-income, and tribal communities. 65% of this funding is set aside specifically for underserved communities.  Additionally, this measure is designed to help make internet access more affordable and increase digital literacy.

The Infrastructure Act set aside $42.5 billion for Broadband Equity, Access and Deployment (“BEAD”) grants.  The National Telecommunications and Information Administration administers the BEAD program and has awarded grants to jurisdictions across the country, which in turn will use the funding to support service providers’ broadband deployment and access initiatives. The FCC currently is undertaking a broadband availability and quality mapping project, the results of which may impact the ultimate distribution of BEAD funding.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, decreased $50.2 million during 2022 compared to 2021. In 2021, we recognized interest expense, including amortized costs, of $39.3 million on the Note issued to Searchlight as part of the investment agreement entered into in October 2020. The Note was converted into perpetual preferred stock in conjunction with the closing of the second stage of the Searchlight investment in December 2021. In addition, the maturity of an interest rate swap agreement in July 2021 reduced interest expense $6.3 million during the year ended December 31, 2022 as compared to 2021. Interest expense was also reduced by an increase in interest income of $3.0 million from additional cash equivalents and short-term investments in 2022.

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

Other Income

Other income, net, increased $12.1 million during 2022 compared to 2021. Pension and post-retirement benefit expense decreased $8.5 million as a result of a reduction in annual expense and a pension settlement charge of $5.9 million recognized during the year ended December 31, 2021. See Note 13 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans. In addition, in 2021, we recognized a loss of $3.6 million on the disposition of wireless spectrum licenses.

Other income decreased $8.8 million during 2021 compared to 2020. In 2021, we recognized a loss of $3.6 million on the disposition of wireless spectrum licenses. In 2020, we recognized a gain of $3.7 million on the sale of our 39 GHz wireless spectrum licenses as part of the FCC’s efforts to reclaim broadcast TV spectrum for wireless use. Pension and post-retirement benefit expense increased $0.5 million as the reduction in annual expense was offset by a pension settlement charge of $5.9 million recognized during the year ended December 31, 2021 as a result of the transfer of the pension liability for a select group of retirees to an annuity provider.

Income Taxes

Income taxes decreased $23.8 million in 2022 compared to 2021.  Our effective tax rate was 13.2% for 2022 compared to 2.2% for 2021.

As a result of the Kansas City and Ohio transactions, we recorded an increase of $23.2 million and $4.2 million, respectively, to our current tax expense in 2022 related to the write-down of noncash goodwill included in the transactions that is not deductible for tax purposes.  For the Ohio transaction, we recorded an increase to our current tax expense of $1.5 million related to the write-down of noncash goodwill in 2021.

The investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes. Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase of $33.1 million to our current tax expense for 2021.

In 2022 and 2021, we placed additional valuation allowances on deferred tax assets related to state NOL and state tax credit carryforwards of $0.6 million and $1.7 million, respectively. We also recognized approximately $0.1 million of tax benefit in the fourth quarter of 2022 to adjust our 2021 provision to match our 2021 returns compared to $2.6 million of tax benefit in the fourth quarter of 2021 to adjust our 2020 provision to match our 2020 returns.

Exclusive of these discrete adjustments, our effective tax rate for 2022 would have been approximately 25.6% compared to 25.3% for 2021.  In addition, for 2022 and 2021, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

Income taxes decreased $4.8 million in 2021 compared to 2020.  Our effective tax rate was 2.2% for 2021 compared to 22.2% for 2020.  In 2021 and 2020, we placed additional valuation allowances on deferred tax assets related to state NOL and state tax credit carryforwards of $1.7 million and $1.3 million, respectively.  As a result of the Ohio transaction, we recorded an increase to our current tax expense of $1.5 million related to the $5.7 million impairment loss of noncash goodwill that is not deductible for tax purposes. We also recognized approximately $2.6 million of tax benefit in the fourth quarter of 2021 to adjust our 2020 provision to match our 2020 returns compared to $0.5 million of tax benefit in the fourth quarter of 2020 to adjust our 2019 provision to match our 2019 returns. In addition, the investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes.  Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR are not recognized for federal income tax purposes, resulting in an increase of $33.1 million and a decrease of $1.6 million to our current tax expense for 2021 and 2020, respectively.  Exclusive of these discrete adjustments, our effective tax rate for 2021 would have been approximately 25.3% compared to 41.2% for 2020.  In addition, for 2021 and 2020, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

Non-GAAP Measures

In addition to the results reported in accordance with US GAAP, we also use certain non-GAAP measures such as EBITDA, Adjusted EBITDA from continuing operations and Adjusted EBITDA to evaluate operating performance and to facilitate the comparison of our historical results and trends. These financial measures are not a measure of financial performance under US GAAP and should not be considered in isolation or as a substitute for net income (loss) as a measure of performance and net cash provided by operating activities as a measure of liquidity. They are not, on their own, necessarily indicative of cash available to fund cash needs as determined in accordance with GAAP. The calculation of these non-GAAP measures may not be comparable to similarly titled measures used by other companies. Reconciliations of these non-GAAP measures to the most directly comparable financial measures presented in accordance with GAAP are provided below.

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

The following tables are a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands, unaudited)	2022	2021	2020
Income (loss) from continuing operations	$(177,704)	$(139,127)	$5,874
Add (subtract):
Interest expense, net of interest income	124,978	175,195	143,591
Income tax expense (benefit)	(27,058)	(3,132)	1,679
Depreciation and amortization	300,166	300,597	324,864
EBITDA	220,382	333,533	476,008

Adjustments to EBITDA:
Other, net (1)	17,347	10,911	9,692
Loss on disposal of assets	4,233	—	—
Loss on extinguishment of debt	—	17,101	18,264
Loss on impairment	131,698	5,704	—
Change in fair value of contingent payment rights	—	86,476	(23,802)
Non-cash, stock-based compensation	10,755	10,097	7,533
Adjusted EBITDA from continuing operations	384,415	463,822	487,695
Investment distributions from discontinued operations	29,165	43,040	41,529
Adjusted EBITDA	$413,580	$506,862	$529,224

(1)	Other, net includes dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

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

The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2022	2021	2020
Cash flows provided by (used in):
Operating activities
Continuing operations	$194,545	$275,827	$323,451
Discontinued operations	29,165	43,040	41,529
Investing activities
Continuing operations	(466,728)	(586,443)	(210,066)
Discontinued operations	482,966	—	—
Financing activities	(13,731)	211,650	(11,748)
Increase (decrease) in cash and cash equivalents	$226,217	$(55,926)	$143,166

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $194.5 million in 2022, a decrease of $81.3 million compared to the same period in 2021. Cash flows provided by operating activities decreased in part due to a decline in earnings as a result of a decrease in operating revenue and a reduction in our annual federal subsidies support of approximately $42.2 million.  In addition, cash paid for income taxes increased $8.7 million in 2022. These reductions in cash provided by operating activities were offset in part by a decrease in cash contributions to our defined benefit pension plan of $10.7 million in 2022 compared to 2021.

In 2021, net cash provided by operating activities from continuing operations was $275.8 million, a decrease of $47.6 million compared to the same period in 2020. Cash flows provided by operating activities decreased in part due to a decline in earnings as a result of a decrease in operating revenue. In addition, in response to the potential impacts of the COVID-19 pandemic in 2020, we deferred approximately $12.0 million of certain employer payroll tax payments under the CARES Act. The portion of the taxes deferred until 2021 of approximately $6.0 million were paid during the year ended December 31, 2021.  These reductions in cash provided by operating activities were offset in part by a decrease in cash paid for interest and cash contributions to our defined benefit pension plan of $6.1 million and $3.8 million, respectively, in 2021 compared to 2020.

Cash Flows Used In Investing Activities

Net cash used in investing activities for continuing operations was $466.7 million and $586.4 million in 2022 and 2021, respectively, and consisted primarily of cash used for capital expenditures, the purchase and maturity of short-term investments and proceeds received from business dispositions and the sale of assets.

Capital expenditures continue to be our primary recurring investing activity and were $620.0 million, $480.3 million and $217.6 million in 2022, 2021 and 2020, respectively. Our fiber expansion plan contributed to the increase in capital expenditures in 2022 and 2021, which included the upgrade of more than 403,000 and 330,000 fiber passings, respectively, with multi-Gig data speeds. Capital expenditures for 2023 are expected to be $425.0 million to $445.0 million, which will be used to support success-based capital projects for commercial, carrier and consumer initiatives and for our planned fiber projects and broadband network expansion, which will include the upgrade in 2023 of at least 225,000 fiber passings. We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

In 2022, we received $327.4 million of proceeds from the maturity and sale of investments, which was offset in part by the purchase of $302.9 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months. In 2021, we purchased $175.8 million in short-term investments, offset by the maturity of investments of $66.2 million.

In 2022, we completed the sale of substantially all of the assets of CCOC, our non-core, rural ILEC business located in Ohio, for cash proceeds, net of selling costs, of $25.2 million. We also received net cash proceeds of approximately $80.6 million from the sale of substantially all the assets of our Kansas City operations.

Cash proceeds from the sale of assets increased $19.4 million in 2022 compared to 2021, primarily from cash proceeds of approximately $21.0 million for the sale of certain non-strategic communication towers in 2022.

Net cash provided by discontinued operations of $483.0 million consists of the net proceeds from the sale of our five limited wireless partnership interests in 2022. The proceeds from the sale are expected to be used to support the fiber expansion plan.

Cash Flows Provided by (Used In) Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings and repurchases of debt.

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2022:

(In thousands)	Balance	Maturity Date	Rate(1)
6.50% Senior Notes	$750,000	October 1, 2028	6.50%
5.00% Senior Notes	400,000	October 1, 2028	5.00%
Term loans, net of discount	991,176	October 2, 2027	LIBOR plus 3.50%
Finance leases	35,746		6.60	% (2)
	$2,176,922
(1)At December 31, 2022, the 1-month LIBOR applicable to our borrowings was 4.38%.  The term loans are subject to a 0.75% LIBOR floor.

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

The revolving credit facility has a maturity date of October 2, 2027 and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of December 31, 2022 and 2021, there were no borrowings outstanding under the revolving credit facility.  Stand-by letters of credit of $24.5 million were outstanding under our revolving credit facility as of December 31, 2022.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2022, $225.5 million was available for borrowing under the revolving credit facility.

On November 22, 2022, the Company, entered into Amendment No. 3 to the Credit Agreement (the “Third Amendment”) to, among other things, extend the maturity of the revolving credit facility by two years from October 2, 2025 to October 2, 2027, subject to springing maturity on April 2, 2027 if the Term Loans, as of April 1, 2027, are scheduled to mature earlier than March 31, 2028. The Third Amendment also relaxed the revolving credit facility’s consolidated first lien leverage maintenance covenant, as described below, through June 30, 2025 to 6.35:1.00 from 5.85:1.00. In connection and simultaneously with the effectiveness of the Third Amendment, Searchlight III CVL, L.P., an affiliate of Searchlight and the sole holder of shares of the Company's Series A Preferred Stock, delivered a waiver to the Company waiving, until October 2, 2027, the restriction under the Certificate of Designations of Series A Perpetual Preferred Stock, dated December 7, 2021 precluding the Company from electing not to declare and pay any cash dividends with respect to the Series A Preferred Stock after October 2, 2025, provided that any dividend not declared and fully paid in cash, whether during the period of such waiver or otherwise, shall accrue as set forth in the Certificate of Designations.

The weighted-average interest rate on outstanding borrowings under our credit facilities was 7.63% and 4.25% at December 31, 2022 and 2021, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 6.35:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met.  The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of December 31, 2022, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 4.40:1.00. As of December 31, 2022, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  At December 31, 2022, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2023 and 2040.  As of December 31, 2022, the present value of the minimum remaining lease commitments was approximately $35.7 million, of which $12.8 million was due and payable within the next twelve months. The leases require total remaining rental payments of $39.7 million as of December 31, 2022.

Searchlight Investment

In connection with the Investment Agreement entered into in September 2020, Searchlight invested a total of $425.0 million in Consolidated and holds a combination of perpetual Series A preferred stock and approximately 34% of the Company’s outstanding common stock as of December 31, 2022. On October 2, 2020, we closed on the first stage of the strategic investment of $350.0 million with Searchlight. The second stage of the investment was completed on December 7, 2021 and we received the additional investment of $75.0 million from Searchlight.

On December 7, 2021, we issued 434,266 shares of Series A Preferred Stock to Searchlight. Dividends on each share of Series A Preferred Stock accrue daily on the liquidation preference at a rate of 9.0% per annum and will be payable semi-annually in arrears on January 1 and July 1 of each year. Dividends are payable until October 2, 2027 at our election, either in cash or in-kind through an accrual of unpaid dividends, which are automatically added to the liquidation preference; and after October 2, 2027, solely in cash.  The liquidation preference at any given time is $1,000 per share.  As of December 31, 2022 and 2021, the liquidation preference of the Series A Preferred Stock was $477.0 million and $436.9 million, respectively, which includes accrued and unpaid dividends of $20.7 million and $2.7 million, respectively. The Company intends to exercise the PIK dividend option on the Series A Preferred Stock through at least 2025.

Dividends

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

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition:

	December 31,
(In thousands, except for ratio)	2022	2021
Cash and cash equivalents and short-term investments	$413,803	$210,436
Working capital	331,240	142,270
Current ratio	2.24	1.50

Our net working capital position improved $189.0 million as of December 31, 2022 compared to December 31, 2021. Cash, cash equivalents and short-term investments increased $203.4 million primarily as a result of the net cash proceeds from the sale of our limited wireless partnership interests and the Kansas City operations, which was reduced in part by capital expenditures for the fiber build plan in 2022. Working capital also improved from a decrease in accounts payable of $7.9 million primarily related to the timing of capital expenditures for the fiber build plan. Accrued compensation also declined $7.4 million as of the result of the payment in 2022 of certain employer payroll taxes of $6.0 million which were deferred under the CARES Act in 2020. However, working capital at December 31, 2021 included net assets classified as held for sale of $26.0 million related to the sale of substantially all of the assets of our ILEC business located in Ohio, which was completed in the first quarter of 2022.

Our most significant use of funds in 2023 is expected to be for: (i) capital expenditures of between $425.0 million and $445.0 million; and (ii) interest payments on our indebtedness of between $145.0 million and $155.0 million. The recent refinancing of our capital structure including the availability of approximately $225.5 million on our revolving credit facility combined with the net proceeds from asset divestitures in 2022 provides us the capital and financial flexibility to re-invest in our accelerated fiber network expansion and growth plans.  In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

On March 27, 2020, the CARES Act was enacted by the U.S. government as an emergency economic stimulus package that includes spending and tax breaks to strengthen the US economy and fund a nationwide effort to curtail the economic effects of COVID-19. The CARES Act included, among other things, deferral of certain employer payroll tax payments.  In 2020, we deferred the payment of approximately $12.0 million for the employer portion of Social Security taxes otherwise due in 2020 with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. The portion of the taxes deferred until 2021 were paid during the third quarter of 2021 and we paid the remaining portion during the fourth quarter of 2022.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance, cash flow and potential additional divestitures of non-core assets.  Our ability to fund expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of December 31, 2022, we had approximately $6.6 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2022, our most significant contractual obligations include the following:

(In thousands)	Short-Term	Long-Term	Total
Long-term debt	$—	$2,149,875	$2,149,875
Interest on long-term debt obligations	144,788	651,423	796,211
Finance leases	14,742	24,953	39,695
Operating leases	6,659	28,687	35,346
Purchase obligations	134,138	29,566	163,704

Our long-term debt obligations represent our most significant contractual obligations. The partial repayment of the Term Loans in March 2021 eliminated all future required quarterly principal payments for the remaining term of the loan. We currently have no maturities on our outstanding long-term debt until 2027. The long-term debt obligation represents the maturity of the Term Loans in 2027 and the Senior Notes in 2028. Interest on long-term debt includes amounts due on fixed and variable rate debt. As the rates on our variable debt are subject to change, the rates in effect at December 31, 2022 were used in determining our future interest obligations.

Other contractual obligations consist primarily of purchase obligations and finance and operating leases for facilities, land, underground conduit, colocations, and equipment used in our operations. Unrecorded purchase obligations include binding commitments for future capital expenditures and service and maintenance agreements to support various computer hardware and software applications and certain equipment.  If we terminate any of the contracts prior to their expiration date, we may be liable for minimum commitment payments as defined by the terms of the contracts. For additional information, see Note 10 and Note 15 to the consolidated financial statements.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses.  Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans.  We used a weighted-average expected long-term rate of return of 6.00% in 2022 and 2021.  As of January 1, 2023, we estimate the long-term rate of return of Plan assets will be 7.00%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets.  If the financial markets experience a downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

Net pension and post-retirement benefit was $(12.3) million, $(3.8) million and $(4.1) million for the years ended December 31, 2022, 2021 and 2020, respectively.  We contributed $10.1 million, $20.8 million and $24.0 million in 2022, 2021 and 2020, respectively to our Pension Plans.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year.  ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We expect that for 2023 and 2024, no pension contributions will be required under the ARPA minimum required contributions and we intend use our current pre-funded balance to satisfy the minimum contribution requirements. For our other post-retirement plans, we contributed $6.9 million, $8.6 million and $9.2 million in 2022, 2021 and 2020, respectively.  In 2023, we expect to make contributions totaling approximately $6.2 million to our other post-retirement benefit plans. See Note 13 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans.

Income Taxes

The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP.  For example, tax laws in effect regarding accelerated or “bonus” depreciation for tax reporting may result in less cash payments than the GAAP tax expense.  Acceleration of tax deductions could eventually result in situations where cash payments will exceed GAAP tax expense.

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

Goodwill

As discussed more fully in Note 1 to the consolidated financial statements, goodwill is not amortized but instead evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment.  At December 31, 2022 and 2021, the carrying value of our goodwill was $929.6 million and $1,013.2 million, respectively.  Goodwill decreased $83.6 million during 2022 as a result of a divestiture, as described in Note 5 to the consolidated financial statements. The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.

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

For the 2022 assessment, we evaluated the fair value of goodwill compared to the carrying value using the quantitative approach and we concluded that the fair value of the reporting unit exceeded the carrying value at November 30, 2022 and that there was no impairment of goodwill. When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill. We would expect to use the quantitative approach at least every third year or more frequently if an event or if circumstances change that may indicate a potential impairment of goodwill has occurred. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow

(“DCF”) model and reconciled to our market capitalization plus an estimated control premium.  The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections using a discount rate of 9.7%, as well as relevant comparable company earnings multiples for the market-based approaches. Significant assumptions used in the analysis include a long-term growth rate and the weighted average cost of capital which is used to discount estimates of projected future results and cash flows. Such assumptions are judgmental and subject to change as a result of changing economic and competitive conditions.

Trade Name

As discussed more fully in Note 1 to the consolidated financial statements, trade names are generally not amortized, but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment using a preliminary qualitative assessment and a quantitative process, if deemed necessary.  The carrying value of our trade name, excluding any finite-lived trade names, was $10.6 million at December 31, 2022 and 2021.

When we use the quantitative approach to estimate the fair value of our trade name, we use DCF models based on a relief- from-royalty method.  If the fair value of our trade name was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the asset.  We perform our impairment testing of our trade name as a single unit of accounting based on its use in our single reporting unit.

For the 2022 assessment, we used the qualitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on our assessment, we concluded that the fair value of the trade name continued to exceed the carrying value.

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

Our pension investment strategy is to maximize long-term returns on invested plan assets while minimizing the risk of volatility.  Accordingly, we target our allocation percentage at approximately 70 - 90% in return seeking assets consisting primarily of equity and fixed income funds with the remainder in hedge funds.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted-average expected long-term rate of return of 6.00% in 2022 and 2021. As of January 1, 2023, we estimate that the expected long-term rate of return of pension plan assets will be 7.00%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and post-retirement benefit plan obligations.  For our 2022 and 2021 projected benefit obligations, we used a weighted-average discount rate of 5.63% and 3.05%, respectively, for our pension plans and 5.64% and 2.93%, respectively, for our other post-retirement plans.

Our Pension Plans are sensitive to changes in the discount rate and the expected long-term rate of return on plan assets. A one percentage-point increase or decrease in the discount rate and expected long-term rate of return would have the following effects on net periodic pension cost of the Pension Plans:

	1-Percentage-	1-Percentage-
(In thousands)	Point Increase	Point Decrease

Discount rate	$2,879	$(933)
Expected long-term rate of return on plan assets	$(6,089)	$6,089

Our post-retirement benefit plans are sensitive to the healthcare cost trend rate assumption. For purposes of determining the cost and obligation for post-retirement medical benefits, a 6.50% healthcare cost trend rate was assumed for 2022, declining to the ultimate trend rate of 5.00% in 2029. A 1.00% increase in the assumed healthcare cost trend rate would result in increases of approximately $1.2 million and $0.2 million in the post-retirement benefit obligation and total service and interest cost, respectively. A 1.00% decrease in the assumed healthcare cost trend would result in decreases of approximately $1.4 million and $0.2 million in the post-retirement benefit obligation and in the total service and interest cost, respectively.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Business Description & Summary of Significant Accounting Policies” to the consolidated financial statements included in this report in Part II -Item 8 “Financial Statements and Supplementary Data.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is primarily related to the impact of interest rate fluctuations on our debt obligations.  Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations.  In order to manage the volatility relating to changes in interest rates, we utilize derivative financial instruments such as interest rate swaps to maintain a mix of fixed and variable rate debt.  We do not use derivatives for trading or speculative purposes.  Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not subject to a variable rate floor or hedged through the interest rate swap agreements. Based on our variable rate debt outstanding as of December 31, 2022, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $7.1 million.

As of December 31, 2022, the fair value of our interest rate swap agreements amounted to a net asset of $6.0 million.  Total pre-tax deferred gains related to our interest rate swap agreements included in accumulated other comprehensive loss was $6.9 million at December 31, 2022.  Our current interest rate swap agreements mature on July 31, 2023.

Item 8.  Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-1 to F-45 of this report, which are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2022.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2022.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

The effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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

March 3, 2023

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Board of Directors adopted a Code of Business Conduct and Ethics (“the code”) that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the code is posted on our investor relations website at www.consolidated.com.  Information contained on the website is not incorporated by reference in, or considered to be a part of, this document. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2022.

Item 11.  Executive Compensation

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2022.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2022.

Item 14.  Principal Accounting Fees and Services

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) All Financial Statements	Location

The following consolidating financial statements and independent auditors’ report are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	F-1
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2022	F-4
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2022	F-5
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-6
Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity for each of the three years in the period ended December 31, 2022	F-7
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2022	F-8
Notes to Consolidated Financial Statements	F-9

(2) Financial Statement Schedules

No financial statement schedules have been included because they are not required, not applicable, or the information is otherwise included in the notes to the financial statements.

(3) Exhibits

The exhibits listed below on the accompanying Index to Exhibits are filed, except as otherwise indicated, as part of this report.

Exhibit No.	Description
2.1

Partnership Interest Purchase Agreement, dated as of August 1, 2022, by and among Cellco Partnership, Clio Subsidiary, LLC and, solely for the purposes of certain provisions specified therein, Consolidated Communications Enterprise Services, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 1, 2022)

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 7 to Form S-1 dated July 19, 2005)
3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Consolidated Communications Holdings, Inc., as filed with the Secretary of State of the State of Delaware on May 3, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 4, 2011)

3.3

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Consolidated Communications Holdings, Inc., as amended as of April 26, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 26, 2021)

3.4

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Consolidated Communications Holdings, Inc., as amended as of April 26, 2021 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated April 26, 2021)

3.5

Amended and Restated Bylaws of Consolidated Communications Holdings Inc., as amended as of April 26, 2021 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K dated April 26, 2021)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 7 to Form S-1 dated July 19, 2005)
4.2

Indenture, dated as of October 2, 2020, by and among Consolidated Communications, Inc., Consolidated Communications Holdings, Inc., the other Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (the “2020 Indenture”) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2020)

4.3	Form of 6.500% Senior Secured Note due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated October 2, 2020)
4.4

Indenture, dated as of March 18, 2021, by and among Consolidated Communications, Inc., Consolidated Communications Holdings, Inc., the other Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (the “2021 Indenture”) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 18, 2021)

4.5	Form of 5.000% Senior Secured Note due 2028 (incorporated by reference to Exhibit A to Exhibit 4.1 to our Current Report on Form 8-K dated March 18, 2021)
4.6

Joinder Agreement to Guaranty Agreement, dated as of February 1, 2021, by and among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 1, 2021)

4.7*

Supplement No. 1 to Security Agreement, dated as of February 1, 2021, among the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated February 1, 2021)

4.8*

Supplement No. 1 to Pledge Agreement, dated as of February 1, 2021, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated February 1, 2021)

4.9

First Supplemental Indenture to the 2020 Indenture, dated as of February 1, 2021, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated February 1, 2021)

4.10

Joinder Agreement to Guaranty Agreement, dated as of April 12, 2021, by and among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 12, 2021)

4.11

Supplement No. 2 to Security Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 12, 2021)

4.12

Supplement No. 2 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Collateral Agent  (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated April 12, 2021)

4.13

Second Supplement to 2020 Indenture, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent  (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated April 12, 2021)

4.14

Supplement No. 2 to Security Agreement, dated as of April 12, 2021, among the Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated April 12, 2021)

4.15

Supplement No. 2 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated April 12, 2021)

4.16

First Supplement to 2021 Indenture, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated April 12, 2021)

4.17

Supplement No. 1 to Security Agreement, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated April 12, 2021)

4.18

Supplement No. 1 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent  (incorporated by reference to Exhibit 4.9 to Form 8-K dated April 12, 2021)

4.19

Description of the Company’s securities registered pursuant to Section 12(b) of the Securities Exchange Act Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K for the period ended December 31, 2019)

10.1*

Investment Agreement, dated as of September 13, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 13, 2020)

10.2

Governance Agreement, dated as of September 13, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 13, 2020)

10.3*

Contingent Payment Right Agreement, dated as of October 2, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 2, 2020)

10.4

Registration Rights Agreement, dated as of October 2, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 2, 2020)

10.5*

Credit Agreement, dated as of October 2, 2020, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., the Lenders and other parties referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 2, 2020)

10.6

Amendment No. 1, dated as of January 15, 2021, to the Credit Agreement among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 15, 2021)

10.7

Amendment No. 2, dated as of April 5, 2021, to the Credit Agreement among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2021)

10.8

Amendment No. 3, dated as of November 22, 2022, to the Credit Agreement among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 22, 2022)

10.9	Waiver, dated as of November 22, 2022, made by Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 22, 2022)
10.10	Separation Agreement, dated December 22, 2022, by and between Consolidated Communications, Inc. and Steven L. Childers
10.11**	Offer Letter, dated November 11, 2022, by and between Consolidated Communications, Inc. and Fred A. Graffam III
10.12**	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005)
10.13**

Consolidated Communications Holdings, Inc. Long-Term Incentive Plan (as amended and restated effective February 21, 2021) (incorporated by reference to Exhibit C to our definitive proxy statement on Schedule 14A filed with the SEC on March 17, 2021)

10.14**	Form of Employment Security Agreement with the CEO of the Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 25, 2020)
10.15*	Form of Employment Security Agreement with the CFO of the Company (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 28, 2022)
10.16**	Form of Employment Security Agreement with certain of the Company’s employees (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.17**	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 4, 2009)
10.18**

Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the period ended December 31, 2007)

10.19**	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 12, 2007)
10.20**	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
10.21**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
10.22**

Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (Executive) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.23**

Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (Executive) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.24**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 12, 2007)
10.25**	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 12, 2007)
10.26	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 7, 2013)
21.1	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP (St. Louis)
31.1	Certificate of Chief Executive Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934

31.2	Certificate of Chief Financial Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
32.1***	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*Schedules and other attachments are omitted.  The Company agrees to furnish, as a supplement, a copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

**Indicates management contract or compensatory plan or arrangement.

***Furnished herewith.

Item 16.Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on March 3, 2023.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
By:	/s/ C. ROBERT UDELL JR.
C. Robert Udell Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ C. ROBERT UDELL JR.	President and	March 3, 2023

	C. Robert Udell Jr.	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ FRED A. GRAFFAM III	Chief Financial Officer (Principal	March 3, 2023

	Fred A. Graffam III	Financial and Accounting Officer)

By:	/s/ ROBERT J. CURREY	Chairman of the Board	March 3, 2023

Robert J. Currey

By:	/s/ ANDREW S. FREY	Director	March 3, 2023

Andrew J. Frey

By:	/s/ DAVID G. FULLER	Director	March 3, 2023

David G. Fuller

By:	/s/ THOMAS A. GERKE	Director	March 3, 2023

Thomas A. Gerke

By:	/s/ ROGER H. MOORE	Director	March 3, 2023

Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	March 3, 2023

Maribeth S. Rahe

By:	/s/ MARISSA M. SOLIS	Director	March 3, 2023

Marissa M. Solis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2023, expressed an unqualified opinion thereon.

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

Defined Benefit Pension and Other Post-Retirement Benefit Obligations
Description of the Matter

The Company sponsors several pension plans and other postretirement benefit plans. At December 31, 2022, the Company's aggregate defined benefit pension obligation was $539 million and exceeded the fair value of pension plan assets of $465 million, resulting in an unfunded defined benefit pension obligation of $74 million. Also, at December 31, 2022, the other postretirement benefits obligation was approximately $56 million. As explained in Note 13 of the consolidated financial statements, the

Company updates the assumptions used to measure the defined benefit pension and postretirement benefit obligations, including discount rates, at December 31 or upon a remeasurement event to reflect updated actuarial assumptions. The Company determines the discount rates used to measure the obligations based upon an analysis of a hypothetical portfolio of bonds that match the expected cash flow of its pension and other postretirement benefit plans. Auditing the post-retirement benefit obligations is complex and required the involvement of specialists due to the highly judgmental nature of assumptions used in the measurement process, primarily the discount rate assumptions, which had a significant effect on the projected benefit obligations.

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

Goodwill Impairment Test
Description of the Matter

At December 31, 2022, the Company’s goodwill balance was $929.6 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The operations of the Company comprise a single reporting unit.

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

March 3, 2023

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenues	$1,191,263	$1,282,233	$1,304,028

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	546,661	569,629	560,644
Selling, general and administrative expenses	301,667	271,125	275,361
Acquisition and other transaction costs	—	—	7,646
Loss on impairment of assets held for sale	131,698	5,704	—
Loss on disposal of assets	4,233	—	—
Depreciation and amortization	300,166	300,597	324,864
Income (loss) from operations	(93,162)	135,178	135,513

Other income (expense):
Interest expense, net of interest income	(124,978)	(175,195)	(143,591)
Loss on extinguishment of debt	—	(17,101)	(18,264)
Change in fair value of contingent payment rights	—	(86,476)	23,802
Other, net	13,378	1,335	10,093
Income (loss) from continuing operations before income taxes	(204,762)	(142,259)	7,553

Income tax expense (benefit)	(27,058)	(3,132)	1,679
Income (loss) from continuing operations	(177,704)	(139,127)	5,874

Discontinued operations:
Income from discontinued operations	23,467	41,845	40,685
Gain on sale of discontinued operations	389,885	—	—
Income tax expense	94,999	9,411	9,257
Income from discontinued operations	318,353	32,434	31,428

Net income (loss)	140,649	(106,693)	37,302
Less: dividends on Series A preferred stock	40,104	2,677	—
Less: net income attributable to noncontrolling interest	564	392	325
Net income (loss) attributable to common shareholders	$99,981	$(109,762)	$36,977

Net income (loss) per common share - basic and diluted
Income (loss) from continuing operations	$(1.90)	$(1.63)	$0.07
Income from discontinued operations	2.77	0.37	0.40
Net income (loss) per basic and diluted common shares attributable to common shareholders	$0.87	$(1.26)	$0.47

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$140,649	$(106,693)	$37,302
Pension and post-retirement obligations:
Change in net actuarial loss and prior service cost, net of tax of $16,744, $11,903 and $(9,710)	47,123	33,344	(27,007)
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax $(269), $1,950 and $140	(762)	5,444	436
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax of $3,847, $306 and $(4,797)	10,879	868	(13,601)
Reclassification of realized loss to earnings, net of tax of $607, $3,773 and $4,061	1,721	10,191	11,622
Comprehensive income (loss)	199,610	(56,846)	8,752
Less: comprehensive income attributable to noncontrolling interest	564	392	325
Total comprehensive income (loss) attributable to common shareholders	$199,046	$(57,238)	$8,427

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$325,852	$99,635
Short-term investments	87,951	110,801
Accounts receivable, net of allowance for credit losses	119,675	133,362
Income tax receivable	1,670	1,134
Prepaid expenses and other current assets	62,996	56,831
Assets held for sale	—	26,052
Total current assets	598,144	427,815

Property, plant and equipment, net	2,234,122	2,019,444
Investments	10,297	10,799
Goodwill	929,570	1,013,243
Customer relationships, net	43,089	73,939
Other intangible assets	10,557	10,557
Assets of discontinued operations	—	98,779
Other assets	61,315	58,116
Total assets	$3,887,094	$3,712,692

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,096	$40,953
Advance billings and customer deposits	46,664	53,028
Accrued compensation	60,903	68,272
Accrued interest	18,201	17,819
Accrued expense	95,206	97,417
Current portion of long-term debt and finance lease obligations	12,834	7,959
Liabilities held for sale	—	97
Total current liabilities	266,904	285,545

Long-term debt and finance lease obligations	2,129,462	2,118,853
Deferred income taxes	274,309	194,458
Pension and other post-retirement obligations	123,644	214,671
Other long-term liabilities	47,326	62,789
Total liabilities	2,841,645	2,876,316

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 456,343 and 434,266 shares outstanding as of December 31, 2022 and December 31, 2021, respectively; liquidation preference of $477,047 and $436,943 as of December 31, 2022 and December 31, 2021, respectively	328,680	288,576

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized, 115,167,193 and 113,647,364 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	1,152	1,137
Additional paid-in capital	720,442	740,746
Retained earnings (accumulated deficit)	(11,866)	(141,599)
Accumulated other comprehensive loss, net	(610)	(59,571)
Noncontrolling interest	7,651	7,087
Total shareholders’ equity	716,769	547,800
Total liabilities, mezzanine equity and shareholders’ equity	$3,887,094	$3,712,692

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2019	—	$—	71,961	$720	$492,246	$(71,217)	$(80,868)	$6,370	$347,251
Shares issued under employee plan, net of forfeitures	—	—	1,061	11	(11)	—	—	—	—
Shares issued to Searchlight	—	—	6,353	63	26,716	—	—	—	26,779
Non-cash, share-based compensation	—	—	—	—	7,533	—	—	—	7,533
Purchase and retirement of common stock	—	—	(147)	(2)	(811)	—	—	—	(813)
Other comprehensive income (loss)	—	—	—	—	—	—	(28,550)	—	(28,550)
Cumulative adjustment: adoption of ASU 2016-13	—	—	—	—	—	(274)	—	—	(274)
Net income (loss)	—	—	—	—	—	36,977	—	325	37,302
Balance at December 31, 2020	—	$—	79,228	$792	$525,673	$(34,514)	$(109,418)	$6,695	$389,228
Shares issued under employee plan, net of forfeitures	—	—	1,652	17	(17)	—	—	—	—
Shares issued to Searchlight	—	—	32,986	330	209,387	—	—	—	209,717
Series A preferred stock issued	434	285,899	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	2,677	—	—	(2,677)	—	—	—	(2,677)
Non-cash, share-based compensation	—	—	—	—	10,097	—	—	—	10,097
Purchase and retirement of common stock	—	—	(219)	(2)	(1,717)	—	—	—	(1,719)
Other comprehensive income (loss)	—	—	—	—		—	49,847	—	49,847
Net income (loss)	—	—	—	—	—	(107,085)	—	392	(106,693)
Balance at December 31, 2021	434	$288,576	113,647	$1,137	$740,746	$(141,599)	$(59,571)	$7,087	$547,800
Shares issued under employee plan, net of forfeitures	—	—	1,809	17	(17)	—	—	—	—
Series A preferred stock issued	22	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	40,104	—	—	(29,752)	(10,352)	—	—	(40,104)
Non-cash, share-based compensation	—	—	—	—	10,755	—	—	—	10,755
Purchase and retirement of common stock	—	—	(289)	(2)	(1,290)	—	—	—	(1,292)
Other comprehensive income (loss)	—	—	—	—	—	—	58,961	—	58,961
Net income (loss)	—	—	—	—	—	140,085	—	564	140,649
Balance at December 31, 2022	456	$328,680	115,167	$1,152	$720,442	$(11,866)	$(610)	$7,651	$716,769

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$140,649	$(106,693)	$37,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	300,166	300,597	324,864
Deferred income taxes	58,894	5,504	8,386
Cash distributions from wireless partnerships in excess of current earnings	5,697	1,195	844
Pension and post-retirement contributions in excess of expense	(29,205)	(33,208)	(37,301)
Stock-based compensation expense	10,755	10,097	7,533
Amortization of deferred financing costs and discounts	7,331	15,622	7,871
Noncash interest expense on convertible security interest	—	30,927	7,875
Loss on extinguishment of debt	—	17,101	10,629
Loss (gain) on change in fair value of contingent payment rights	—	86,476	(23,802)
Loss on impairment of assets held for sale	131,698	5,704	—
Gain on sale of partnership interests	(389,885)	—	—
Loss on disposal of assets	4,233	—	—
Other, net	(367)	3,226	(2,501)
Changes in operating assets and liabilities:
Accounts receivable, net	5,167	4,103	(4,993)
Income tax receivable	(536)	(62)	3,103
Prepaid expenses and other assets	(7,699)	(12,863)	(7,457)
Accounts payable	(909)	(189)	(5,653)
Accrued expenses and other liabilities	(12,279)	(8,670)	38,280
Net cash provided by operating activities	223,710	318,867	364,980

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(619,981)	(480,346)	(217,563)
Purchase of investments	(302,907)	(175,764)	—
Proceeds from sale and maturity of investments	327,419	66,198	426
Proceeds from sale of assets	22,918	3,469	7,071
Proceeds from business dispositions	105,823	—	—
Proceeds from sale of partnership interests	482,966	—	—
Net cash provided by (used in) investing activities	16,238	(586,443)	(210,066)

Cash flows from financing activities:
Proceeds from bond offering	—	400,000	750,000
Proceeds from issuance of long-term debt	—	150,000	1,271,250
Proceeds from issuance of common stock	—	75,000	350,000
Payment of finance lease obligations	(9,836)	(6,365)	(9,020)
Payment on long-term debt	—	(397,000)	(1,867,838)
Retirement of senior notes	—	—	(444,717)
Payment of financing costs	(2,603)	(8,266)	(59,139)
Share repurchases for minimum tax withholding	(1,292)	(1,719)	(812)
Other	—	—	(1,472)
Net cash provided by (used in) financing activities	(13,731)	211,650	(11,748)
Change in cash and cash equivalents	226,217	(55,926)	143,166
Cash and cash equivalents at beginning of period	99,635	155,561	12,395
Cash and cash equivalents at end of period	$325,852	$99,635	$155,561

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

1.BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company,” “we,” “our” or “us”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.

Leveraging our advanced fiber network spanning approximately 57,800 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

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

Recent Business Developments

Discontinued Operations – Sale of Investment in Wireless Partnerships

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million, other than a portion of the interest in one of the partnerships which was sold to a limited partner of such partnership pursuant to its right of first refusal. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the limited partnership interests met the criteria for reporting as discontinued operations. As a result, the financial results of the limited partnership interests have been classified as discontinued operations in our consolidated financial statements for all periods presented. Refer to Note 6 for additional information on the transaction and the partnership interests.

Searchlight Investment

On December 7, 2021, we closed on the final stage of the investment agreement (the “Investment Agreement”) entered into on September 13, 2020 with an affiliate of Searchlight Capital Partners, L.P. (“Searchlight”).  In connection with the Investment Agreement, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company and hold a combination of Series A perpetual preferred stock and approximately 34% of the Company’s outstanding common stock as of December 31, 2022. For a more complete discussion of the transaction, refer to Note 4. With the strategic investment from Searchlight, we launched our fiber build plan to enhance our fiber infrastructure and accelerate the investment in our network, which will include the upgrade over six years of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses. During the years ended December 31, 2022 and 2021, we upgraded approximately 403,000 and 330,000 passings to fiber, respectively.

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

The following table summarizes the activity in the ACL for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Balance at beginning of year	$9,961	$9,136	$4,549
Cumulative adjustment upon adoption of ASU 2016-13	—	—	144
Provision charged to expense	8,684	7,752	11,573
Write-offs, less recoveries	(7,175)	(6,927)	(7,130)
Balance at end of year	$11,470	$9,961	$9,136

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

Property, plant and equipment consisted of the following as of December 31, 2022 and 2021:

	December 31,	December 31,	Estimated
(In thousands)	2022	2021	Useful Lives
Land and buildings	$270,708	$276,027	18	-	40	years
Central office switching and transmission	1,635,263	1,590,510	3	-	25	years
Outside plant cable, wire and fiber facilities	2,445,298	2,152,253	3	-	50	years
Furniture, fixtures and equipment	347,346	324,562	3	-	15	years
Assets under finance leases	58,081	44,495	2	-	20	years
Total plant in service	4,756,696	4,387,847
Less: accumulated depreciation and amortization	(2,754,587)	(2,698,421)
Plant in service	2,002,109	1,689,426
Construction in progress	123,736	265,054
Construction inventory	108,277	64,964
Totals	$2,234,122	$2,019,444

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

Depreciation and amortization expense related to property, plant and equipment was $269.3 million, $261.1 million and $274.2 million in 2022, 2021 and 2020, respectively. Amortization of assets under capital leases is included in the depreciation and amortization expense in the consolidated statements of operations.

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

When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model and reconciled to our market capitalization plus an estimated control premium. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches. Significant assumptions used in the analysis include a long-term growth rate and the weighted average cost of capital which is used to discount estimates of projected future results and cash flows. Such assumptions are judgmental and subject to change as a result of changing economic and competitive conditions.  We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.  For the 2022 assessment, using the quantitative approach, we concluded that the fair value of the reporting unit exceeded the carrying value at November 30, 2022 and that there was no impairment of goodwill.

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

If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded for the difference in the carrying value and fair value.  We did not recognize any goodwill impairment in 2022, 2021 or 2020 as a result of the impairment tests.

At December 31, 2022 and 2021, the carrying value of goodwill was $929.6 million and $1,013.2 million, respectively. Goodwill decreased $83.6 million during 2022 as a result of a divestiture, as described in Note 5.

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

For the 2022 assessment, we used the qualitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on our assessment, we concluded that the fair value of the trade names continued to exceed the carrying value.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2022 and 2021.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services.  Finite-lived intangible assets are amortized using an accelerated amortization method or on a straight-line basis over their estimated useful lives.  We evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.  We did not recognize any intangible impairment charges in the years ended December 31, 2022, 2021 or 2020.

The components of finite-lived intangible assets are as follows:

					December 31, 2022		December 31, 2021
					Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Useful Lives				Amount	Amortization	Amount	Amortization

Customer relationships	7	-	11	years	$318,498	$(275,409)	$318,498	$(244,559)

Amortization expense related to the finite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020 was $30.9 million, $39.5 million and $50.7 million, respectively.  Expected future amortization expense of finite-lived intangible assets is as follows:

(In thousands)
2023	$23,963
2024	10,617
2025	3,180
2026	2,529
2027	1,996
Thereafter	804
Total	$43,089

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

We record unrecognized tax benefits as liabilities in accordance with ASC 740, Income Taxes, and adjust these liabilities in the appropriate period when our judgment changes as a result of the evaluation of new information. In certain instances, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of interest expense and general and administrative expense, respectively.

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

Subsidies and Surcharges

Subsidies consist of both federal and state funding, designed to promote widely available, quality telephone and broadband services at affordable prices and with higher data speeds in rural areas and for low-income consumers across the country.  These revenues are calculated by the administering government agency based on information we provide.  There is a reasonable possibility that out-of-period subsidy adjustments may be recorded in the future, but they are expected to be immaterial to our results of operations, financial position and cash flows. We recognize Federal Universal Service contributions on a gross basis. We account for all other taxes collected from customers and remitted to the respective government agencies on a net basis.

Some subsidies are funded by end user surcharges to which telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis, while others are components of broader economic stimulus or recovery legislation. In other cases, subsidies are awarded to carriers periodically over a predetermined number of years to support their deployment of high-speed broadband infrastructure in underserved or unserved areas. During the year ended December 31, 2022, subsidies included federal funding from the Rural Development Opportunity Fund (“RDOF”). The RDOF provides funding to bring faster broadband speeds to unserved and underserved areas of America. In the first phase of the RDOF auction process, we were awarded annual funding of approximately $5.9 million, beginning January 1, 2022 through December 31, 2031. The specific obligations associated with the RDOF funding include the obligation to deliver 1 Gbps downstream and 500 Mbps upstream data speeds to approximately 27,000 locations in seven states. RDOF subsidies are recognized as operating revenue since the primary conditions for the funding are the upgrade and operation of the broadband network over the funding period.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $34.5 million, $18.8 million and $11.1 million in 2022, 2021 and 2020, respectively.

Statement of Cash Flows Information

During 2022, 2021 and 2020, we made payments for interest and income taxes as follows:

(In thousands)	2022	2021	2020
Interest, net of amounts capitalized ($10,112, $5,590 and $1,660 in 2022, 2021 and 2020, respectively)	$119,322	$123,031	$120,897
Income taxes paid (received), net	$9,585	$836	$(553)

In 2022, 2021 and 2020, we acquired equipment of $20.6 million, $13.9 million and $2.5 million, respectively, through finance lease agreements.

In 2022, 2021 and 2020, we acquired property and equipment of $34.1 million, $52.9 million and $17.4 million, respectively, which were accrued but not yet paid.

Noncontrolling Interest

We have a majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”), which is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC.  ETFL provides connectivity over a fiber optic transport network to certain customers residing in Texas.

Recent Accounting Pronouncements

Effective January 1, 2022, we adopted the Accounting Standards Update (“ASU”) No. 2021-10 (“ASU 2021-10”), Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires disclosure by business entities of the types of government assistance received, the method of accounting for such assistance and the effects of the assistance on its financial statements. The adoption of this guidance did not have a material impact on our related disclosures.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04 (“ASU 2020-04”), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the optional relief guidance in Topic 848 from December 31, 2022 to December 31, 2024. As of December 31, 2022, we have interest rate swap agreements and variable rate long-term debt for which existing payments are based on the London Interbank Offered Rate (“LIBOR”) expected to cease as June 30, 2023. We expect to complete the transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate for these agreements during the second quarter of 2023. We do not expect this adoption to have a material impact on our consolidated financial statements and related disclosures.

Reclassifications

Certain amounts in our 2021 and 2020 consolidated financial statements have been reclassified to conform to the current year presentation primarily related to the presentation of the financial results for our wireless partnership interests as discontinued operations.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$272,146	$269,323	$263,059
Voice services	144,853	160,698	170,503
Video services	54,153	65,114	74,343
	471,152	495,135	507,905
Commercial:
Data services (includes VoIP)	228,466	228,931	225,279
Voice services	142,274	154,567	161,179
Other	43,100	40,032	43,454
	413,840	423,530	429,912
Carrier:
Data and transport services	137,378	133,434	136,799
Voice services	14,772	17,183	20,521
Other	1,688	1,592	1,701
	153,838	152,209	159,021
Subsidies	33,382	69,739	71,989
Network access	104,644	120,487	125,261
Other products and services	14,407	21,133	9,940
Total operating revenues	$1,191,263	$1,282,233	$1,304,028

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Year Ended December 31,
(In thousands)	2022	2021
Accounts receivable, net	$119,675	$133,362
Contract assets	25,322	23,893
Contract liabilities	54,537	60,503

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions. These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the years ended December 31, 2022, 2021 and 2020, the Company recognized expense of $12.9 million, $11.1 million and $9.0 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the years ended December 31,

2022, 2021 and 2020, the Company recognized previously deferred revenues of $478.9 million, $471.7 million and $443.0 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2022.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
Income (loss) from continuing operations	$(177,704)	$(139,127)	$5,874
Less: dividends on Series A preferred stock	40,104	2,677	—
Less: net income attributable to noncontrolling interest	564	392	325
Loss attributable to common shareholders before allocation of earnings to participating securities	(218,372)	(142,196)	5,549
Less: earnings allocated to participating securities	(6,284)	—	427
Income (loss) from continuing operations attributable to common shareholders, after earnings allocated to participating securities	(212,088)	(142,196)	5,122

Income from discontinued operations	318,353	32,434	31,428
Less: earnings allocated to participating securities	9,161	—	2,417
Income from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	309,192	32,434	29,011
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$97,104	$(109,762)	$34,133

Weighted-average number of common shares outstanding	111,754	87,293	72,752

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.90)	$(1.63)	$0.07
Income from discontinued operations	2.77	0.37	0.40
Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.87	$(1.26)	$0.47

Diluted EPS attributable to common shareholders for the year ended December 31, 2022 and 2021 excludes 3.3 million and 3.2 million potential common shares, respectively, related to our share-based compensation plan. Diluted EPS attributable to common shareholders for the year ended December 31, 2020 excludes 6.1 million potential common shares related to our share-based compensation plan and the contingent payment right (“CPR”) issued to Searchlight on October 2, 2020, as described in Note 4, because the inclusion of the potential common shares would have an antidilutive effect.

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

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of December 31, 2022 and 2021, the total shares of common stock issued to Searchlight represent approximately 34% and 35%, respectively, of the Company’s outstanding common stock.

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

5.DIVESTITURES

Kansas City Operations

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”). The Kansas City operations provides data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 17,100 consumer customers and 1,600 commercial customers. The sale closed on November 30, 2022 for gross cash proceeds of $82.1 million, subject to the finalization of certain working capital and other post-closing purchase price adjustments. We expect to utilize the proceeds from the sale to support our fiber expansion plan in our core regions.

The major classes of assets and liabilities sold consisted of the following:

(In thousands)
Current assets	$3,205
Property, plant and equipment	138,587
Goodwill	83,673
Other long-term assets	1,238
Impairment to net realizable value	(148,462)
Total assets	$78,241

Current liabilities	$1,064
Other long-term liabilities	790
Total liabilities	$1,854

In 2022, in connection with the classification as assets held for sale, the carrying value of the net assets were reduced to their estimated fair value, which was determined based on the estimated selling price less costs to sell, and as a result, we recognized an impairment loss of $131.7 million during the year ended December 31, 2022. During the quarter and year ended December 31, 2022, we recognized an additional loss on the sale of $16.8 million as a result of purchase price adjustments and an increase in net assets held for sale and estimated selling costs during the period.

Tower Assets

During the year ended December 31, 2022, we completed the sale of certain non-strategic communication towers for cash proceeds of approximately $21.0 million and recognized a pre-tax gain on the sale of $20.8 million.

Ohio Operations

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC”). CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and includes approximately 3,800 access lines and 3,900 data connections. The sale was completed on January 31, 2022 for gross cash proceeds of $26.1 million, including customary working capital adjustments. The asset sale aligns with our strategic asset review and focus on our core broadband regions.

The major classes of assets and liabilities sold consisted of the following:

(In thousands)
Current assets	$137
Property, plant and equipment	9,584
Goodwill	16,327
Total assets	$26,048

Current liabilities	$102
Other long-term liabilities	6
Total liabilities	$108

At December 31, 2021, the assets and liabilities to be sold were classified as held for sale in the consolidated balance sheet.  In 2021, in connection with the expected sale, the carrying value of the net assets were reduced to their estimated fair value of approximately $25.9 million, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy.  As a result, we recognized an impairment loss of $5.7 million during the year ended December 31, 2021. During the year ended December 31, 2022, we recognized an additional loss on the sale of $0.8 million, which is included in selling, general and administrative expense in the consolidated statement of operations, as a result of changes in working capital and estimated selling costs.

6.INVESTMENTS

Our investments are as follows:

(In thousands)	2022	2021
Short-term investments:
Held-to-maturity debt securities	$87,951	$110,801

Long-term investments:
Cash surrender value of life insurance policies	$2,774	$2,659
CoBank, ACB Stock	7,250	7,867
Other	273	273
	$10,297	$10,799

Assets of discontinued operations:
Investments at cost:
GTE Mobilnet of South Texas Limited Partnership (2.34% interest)	$—	$21,450
Pittsburgh SMSA Limited Partnership (3.60% interest)	—	22,950
Equity method investments:
GTE Mobilnet of Texas RSA #17 Limited Partnership (20.51% interest)	—	19,648
Pennsylvania RSA 6(I) Limited Partnership (16.67% interest)	—	7,303
Pennsylvania RSA 6(II) Limited Partnership (23.67% interest)	—	27,428
	$—	$98,779

Held-to-Maturity Debt Securities

Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At December 31, 2022, we had $88.0 million of investments in commercial paper included in short-term investments. At December 31, 2021, we had $20.0 million of investments in commercial paper included in cash and cash equivalents and $40.0 million of investments in commercial paper and $70.8 million of investments in certificate of deposits included in short-term investments. The investments have original maturities of less than one year. As of December 31, 2022 and 2021, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

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

Discontinued Operations

Investments at Cost

We owned 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also owned 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we accounted for these investments at our initial cost less any impairment because fair value is not readily available for these investments. We did not evaluate any of the investments for impairment as no factors indicating impairment existed during the year. For these investments, we adjusted the carrying value for any purchases or sales of our ownership interests, if any (there were none during the periods presented). Prior to classification as discontinued operations, we recorded distributions received from these investments as investment income in non-operating income (expense).  In 2022, 2021 and 2020, we received cash distributions from these partnerships totaling $11.7 million, $20.7 million and $19.1 million, respectively.

Equity Method

We owned 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we had significant influence over the operating and financial policies of these three entities, we accounted for the investments using the equity method.  Prior to classification as discontinued operations, income was recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions were recorded as a reduction in our investment. In 2022, 2021 and 2020, we received cash distributions from these partnerships totaling $17.5 million, $22.3 million and $22.4 million, respectively.  The carrying value of the investments exceeded the underlying equity in net assets of the partnerships by $32.8 million as of December 31, 2021.

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

The financial results of the limited partnership interests have been reported as discontinued operations in our consolidated financial statements for all periods presented. At December 31, 2021, the carrying value of the investments in the partnership interests of $98.8 million were reported as assets of discontinued operations in the consolidated balance sheet.

The results of discontinued operations included in the consolidated statements of operations consisted of the following:

(In thousands)	2022	2021	2020
Investment income	$23,467	$41,845	$40,685
Gain on sale of discontinued operations	389,885	—	—
Income from discontinued operations, before income taxes	413,352	41,845	40,685
Income tax expense	94,999	9,411	9,257
Net income from discontinued operations	$318,353	$32,434	$31,428

In connection with the sale of the partnership interests, we expect to recognize a taxable gain of approximately of $477.7 million on the transaction. For federal income tax purposes, we expect to utilize our available net operating loss carryforwards to offset the taxable gain.  For state income tax purposes, we are estimating approximately $8.0 million in state tax liabilities.

In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. The following table presents cash flows from operating and investing activities for discontinued operations:

(In thousands)	2022	2021	2020
Cash provided by operating activities - discontinued operations	$29,165	$43,040	$41,529
Cash provided by investing activities - discontinued operations	$482,966	$—	$—

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

Our interest rate swap agreements measured at fair value on a recurring basis at December 31, 2022 and 2021 were as follows:

As of December 31, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$5,959	$—	$5,959	$—

As of December 31, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(12,813)	$—	$(12,813)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2022 and 2021.

	As of December 31, 2022		As of December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,141,176	$1,759,430	$2,139,567	$2,186,508

Investments

Our investments at December 31, 2022 and 2021 accounted for at cost consisted primarily of our investment in CoBank.  It is impracticable to determine the fair value of this investment.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements.  We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8.LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2022 and 2021:

(In thousands)	2022	2021
Senior secured credit facility:
Term loans, net of discounts of $8,699 and $10,308 at December 31, 2022 and 2021, respectively	$991,176	$989,567
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	400,000
Finance leases	35,746	24,990
	2,176,922	2,164,557
Less: current portion of long-term debt and finance leases	(12,834)	(7,959)
Less: deferred debt issuance costs	(34,626)	(37,745)
Total long-term debt	$2,129,462	$2,118,853

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

The Term Loans were issued in an original aggregate principal amount of $1,250.0 million with a maturity date of October 2, 2027 and contained an original issuance discount of 1.5% or $18.8 million, which is being amortized over the term of the loan.  Prior to amendments to the Credit Agreement, as described below, the Initial Term Loans required quarterly principal payments of $3.1 million, which commenced December 31, 2020, and bore interest at a rate 4.75% plus the LIBOR subject to a 1.00% LIBOR floor.

On January 15, 2021, the Company entered into Amendment No. 1 to the Credit Agreement in which we borrowed an additional $150.0 million aggregate principal amount of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans have terms and conditions identical to the Initial Term Loans including the same maturity date and interest rate. The Initial Term Loans and Incremental Term Loans, collectively (the “Term Loans”) comprise a single class of term loans under the Credit Agreement.

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

On April 5, 2021, the Company, entered into Amendment No. 2 to the Credit Agreement (the “Second Amendment”) to refinance the outstanding Term Loans of $999.9 million. The terms and conditions of the Credit Agreement remain substantially similar and unchanged except with respect to the interest rate applicable to the Term Loans and certain other provisions.  As a result of the Second Amendment, the interest rate of the Term Loans was reduced to 3.50% plus LIBOR subject to a 0.75% LIBOR floor. The maturity date of the Term Loans of October 2, 2027 remains unchanged. In connection with entering into the Second Amendment, we recognized a loss of $5.1 million on the extinguishment of debt during the year ended December 31, 2021.

The revolving credit facility has a maturity date of October 2, 2027 and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of December 31, 2022 and 2021, there were no borrowings outstanding under the revolving credit facility.  Stand-by letters of credit of $24.5 million were outstanding under our revolving credit facility as of December 31, 2022.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of December 31, 2022, $225.5 million was available for borrowing under the revolving credit facility.

On November 22, 2022, the Company, entered into Amendment No. 3 to the Credit Agreement (the “Third Amendment”) to, among other things, extend the maturity of the revolving credit facility by two years from October 2, 2025 to October 2, 2027, subject to springing maturity on April 2, 2027 if the Term Loans, as of April 1, 2027, are scheduled to mature earlier than March 31, 2028. The Third Amendment also relaxed the revolving credit facility’s consolidated first lien leverage maintenance covenant, as described below, through June 30, 2025 to 6.35:1.00 from 5.85:1.00.

The weighted-average interest rate on outstanding borrowings under our credit facilities was 7.63% and 4.25% at December 31, 2022 and 2021, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 6.35:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met.  The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of December 31, 2022, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 4.40:1.00. As of December 31, 2022, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  At December 31, 2022, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Future Maturities of Debt

At December 31, 2022, the aggregate maturities of our long-term debt excluding finance leases were as follows:

(In thousands)
2023	$—
2024	—
2025	—
2026	—
2027	999,875
Thereafter	1,150,000
Total maturities	2,149,875
Less: Unamortized discount	(8,699)
Carrying value	$2,141,176

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

The following interest rate swaps were outstanding at December 31, 2022:

	Notional
(In thousands)	Amount	2022 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Prepaid expenses and other current assets	$5,959

Our interest rate swap agreements mature on July 31, 2023.

The following interest rate swaps were outstanding at December 31, 2021:

	Notional
(In thousands)	Amount	2021 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Other long-term liabilities	$(12,813)

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

At December 31, 2022 and 2021, the total pre-tax unrealized gain (loss) related to our interest rate swap agreements included in AOCI was $6.9 million and $(10.1) million, respectively.  From the balance in AOCI as of December 31, 2022, we expect to recognize a gain of approximately $6.9 million in earnings as a reduction to interest expense in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Unrealized gain (loss) recognized in AOCI, pretax	$14,726	$1,174	$(18,398)
Deferred loss reclassified from AOCI to interest expense	$(2,328)	$(13,964)	$(15,683)

10. LEASES

We have entered into various leases for certain facilities, land, underground conduit, colocations, and equipment used in our operations.  For leases with a term greater than 12 months, we recognize a right-to-use asset and a lease liability based on the present value of lease payments over the lease term.  The leases have remaining lease terms of one year to 86 years and may include one or more options to renew, which can extend the lease term from one to five years or more. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Short-term lease expense, which is recognized in cost of services and products, was not material to the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.  Variable lease payments are expensed as incurred.

The following table summarizes the components of our lease right-of use assets and liabilities at December 31, 2022 and 2021:

(In thousands)	Balance Sheet Classification	2022	2021
Operating leases
Operating lease right-of-use assets	Other assets	$26,548	$25,072
Current lease liabilities	Accrued expense	$(5,076)	$(6,383)
Noncurrent lease liabilities	Other long-term liabilities	$(22,249)	$(19,072)

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $15,308 and $16,255	Property, plant and equipment, net	$42,773	$28,240
Current lease liabilities	Current portion of long-term debt and finance lease obligations	$(12,834)	$(7,959)
Noncurrent lease liabilities	Long-term debt and finance lease obligations	$(22,912)	$(17,031)

Weighted-average remaining lease term
Operating leases		7.7 years	7.1 years
Finance leases		3.5 years	4.6 years
Weighted-average discount rate
Operating leases		6.47%	6.27%
Finance leases		6.60%	5.55%

The components of lease expense for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$4,804	$4,152	$7,442
Interest on lease liabilities	1,444	1,106	1,356
Operating lease cost	8,469	8,359	8,421
Variable lease cost	2,167	2,054	2,205
Total lease cost	$16,884	$15,671	$19,424

The following table presents supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,003	$8,111	$8,325
Operating cash flows for finance leases	1,444	1,106	1,356
Financing cash flows for finance leases	9,836	6,365	9,020
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	9,261	5,673	6,842
Finance leases	20,592	13,888	2,534

At December 31, 2022, the aggregate maturities of our lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
2023	$6,659	$14,742
2024	5,684	12,903
2025	4,973	7,209
2026	3,488	1,847
2027	2,847	1,770
Thereafter	11,695	1,224
Total lease payments	35,346	39,695
Less: Interest	(8,021)	(3,949)
	$27,325	$35,746

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material.  Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the years ended December 31, 2022, 2021 and 2020, we entered into IRU arrangements for exclusive access to and unrestricted use of specific assets.  These arrangements were recognized as sales-type leases as the term of the arrangements were for a major part of the asset’s remaining economic life.  During the year ended December 31, 2022, we recognized revenue of $3.8 million and a gain of $1.5 million related to these arrangements. During years ended 2021 and 2020, we did not enter into any material dark fiber IRU arrangements.

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

11. MEZZANINE EQUITY

Series A Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Series A Perpetual Preferred Stock with a par value of $0.01 per share.  The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and redemption rights.  The following is a summary of certain provisions under the Certificate of Designations of the Series A Perpetual Preferred Stock (“Certificate of Designations”).

Dividends

Dividends on each share of Series A Preferred Stock accrue daily on the liquidation preference at a rate of 9.0% per annum and will be payable semi-annually in arrears on January 1 and July 1 of each year. Subsequent to a waiver issued by Searchlight in November 2022 as described below, dividends are payable until October 2, 2027 at our election, either in cash or in-kind through an accrual of unpaid dividends, which are automatically added to the liquidation preference; and after October 2, 2027, solely in cash.  The liquidation preference at any given time is $1,000 per share.  In the event that the Company’s Board of Directors fails to declare and pay dividends in cash after October 2, 2027, among other conditions, the dividend rate applicable to each subsequent dividend period will increase to 11.0%.

On November 22, 2022, in connection with entering into the Third Amendment to the Credit Agreement, Searchlight waived for two years, until October 2, 2027, the obligation under the Certificate of Designations to begin paying in cash after October 2, 2025 rather than being permitted to accrue dividends on the Series A Preferred Stock. Any dividend not declared and fully paid in cash during the waiver period or otherwise, will continue to accrue in accordance with the Certificate of Designations.

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

Voting Rights

Holders of Series A Preferred Stock are entitled to one vote per share on matters specifically related to the Series A Preferred Stock.  The holders do not otherwise have any voting rights.  If preferred dividends have not been paid in cash in full for two dividend periods after October 2, 2027, whether or not consecutive, then the holders of the Series A Preferred Stock, voting together as a single class, will be entitled to elect two additional directors to the board of directors.

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Series A Preferred Stock is classified as mezzanine equity in the consolidated balance sheets.  As of December 31, 2021, the liquidation preference of the Series A Preferred Stock was $436.9 million, which includes accrued and unpaid dividends of $2.7 million. As of December 31, 2022, the liquidation preference of the Series A Preferred Stock was $477.0 million, which includes accrued and unpaid dividends of $20.7 million. During the year ended December 31, 2022, the Company paid dividends in-kind of $22.1 million or 22,077 shares. Searchlight is the sole holder of all of the issued and outstanding shares of the Company’s Series A Preferred Stock. The Company intends to exercise the PIK dividend option on the Series A Preferred Stock through at least 2025.

12.SHAREHOLDERS’ EQUITY

Common Stock Dividends

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

Share-based Compensation

Our Board of Directors may grant share-based awards from our shareholder approved Consolidated Communications Holdings, Inc. Long-Term Incentive Plan, as amended and restated (the “Plan”).  The Plan permits the issuance of awards in the form of stock options, stock appreciation rights, stock grants and stock unit grants to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors.  On April 26, 2021, the shareholders approved an amendment to the Plan to increase by 5,400,000 shares the number of shares of our common stock authorized for issuance under the Plan and extend the term of the Plan through April 30, 2028.  With the amendment, approximately 10,050,000 shares of our common stock are authorized for issuance under the Plan, provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee or director in any calendar year.  Unless terminated sooner, the Plan will continue in effect until April 30, 2028.

We measure the fair value of RSAs based on the market price of the underlying common stock on the date of grant.  We recognize the expense associated with RSAs on a straight-line basis over the requisite service period, which generally ranges from immediate vesting to a four-year vesting period.

We implemented an ongoing performance-based incentive program under the Plan. The performance-based incentive program provides for annual grants of PSAs.  PSAs are restricted stock that are issued, to the extent earned, at the end of each annual performance cycle. Under the performance-based incentive program, each participant is given a target award expressed as a number of shares, with a payout opportunity ranging from 0% to 120% of the target, depending on performance relative to predetermined goals. An estimate of the number of PSAs that are expected to vest is made, and the fair value of the PSAs is expensed utilizing the fair value on the date of grant over the requisite service period. The awards generally vest ratably over a four-year vesting period.

Pursuant to the performance-based incentive program, PSAs issued to certain senior executives entitle the executives to earn shares depending on the level of attainment of the predetermined performance goals over a three-year performance period, with payouts ranging from 0% to 150% of the target for PSAs issued in 2022 and from 0% to 120% for PSAs issued in 2021 and 2020. The earned PSAs are then subject to possible adjustment based on our total shareholder return relative to our peer group over the same performance period, which may increase or decrease the number of shares actually awarded by up to 25%. The fair value of these awards are initially measured on the grant date using estimated payout levels derived from a Monte Carlo simulation model. The awards vest in the month following the end of the of the three-year performance period.

The following table summarizes grants of RSAs and PSAs under the Plan during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
		Grant Date		Grant Date		Grant Date
	2022	Fair Value	2021	Fair Value	2020	Fair Value
RSAs Granted	1,031,999	$4.70	941,748	$7.51	863,710	$6.30
PSAs Granted	904,435	$7.52	788,054	$6.31	240,669	$9.86
Total	1,936,434		1,729,802		1,104,379

The following table summarizes the RSA and PSA activity during the year ended December 31, 2022:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2021	1,069,817	$7.34	920,010	$7.40
Shares granted	1,031,999	$4.70	904,435	$7.52
Shares vested	(839,609)	$6.31	(309,387)	$9.18
Shares forfeited, cancelled or retired	(76,227)	$6.31	(51,000)	$8.20
Non-vested shares outstanding - December 31, 2022	1,185,980	$5.84	1,464,058	$7.07

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2022, 2021 and 2020 was $8.1 million, $7.3 million and $6.4 million, respectively.

Share-based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Restricted stock	$5,296	$5,478	$4,597
Performance shares	5,459	4,619	2,936
Total	$10,755	$10,097	$7,533

Income tax benefits related to share-based compensation of approximately $2.8 million, $2.6 million and $2.0 million were recorded for the years ended December 31, 2022, 2021 and 2020, respectively.  Share-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2022, total unrecognized compensation cost related to non-vested RSAs and PSAs was $12.4 million and will be recognized over a weighted-average period of approximately 1.6 years.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component during 2022 and 2021:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2020	$(90,887)	$(18,531)	$(109,418)
Other comprehensive gain before reclassifications	33,344	868	34,212
Amounts reclassified from accumulated other comprehensive loss	5,444	10,191	15,635
Net current period other comprehensive income (loss)	38,788	11,059	49,847
Balance at December 31, 2021	$(52,099)	$(7,472)	$(59,571)
Other comprehensive gain before reclassifications	47,123	10,879	58,002
Amounts reclassified from accumulated other comprehensive loss	(762)	1,721	959
Net current period other comprehensive income	46,361	12,600	58,961
Balance at December 31, 2022	$(5,738)	$5,128	$(610)

The following table summarizes reclassifications from accumulated other comprehensive loss during 2022 and 2021:

	Year Ended December 31,		Affected Line Item in the
(In thousands)	2022	2021	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$777	$779	(a)
Actuarial gain (loss)	254	(2,309)	(a)
Settlement loss	—	(5,864)	(a)
	1,031	(7,394)	Total before tax
	(269)	1,950	Tax (expense) benefit
	$762	$(5,444)	Net of tax

Loss on cash flow hedges:
Interest rate derivatives	$(2,328)	$(13,964)	Interest expense
	607	3,773	Tax benefit
	$(1,721)	$(10,191)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans. See Note 13 for additional details.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Pension Plans as of December 31, 2022 and 2021:

(In thousands)	2022	2021
Change in benefit obligation
Benefit obligation at the beginning of the year	$744,463	$826,120
Interest cost	22,273	22,758
Actuarial gain	(197,697)	(19,218)
Benefits paid	(30,071)	(36,381)
Plan settlement	—	(48,816)
Benefit obligation at the end of the year	$538,968	$744,463

(In thousands)	2022	2021
Change in plan assets
Fair value of plan assets at the beginning of the year	$617,540	$623,826
Employer contributions	10,055	20,755
Actual return on plan assets	(132,767)	58,156
Benefits paid	(30,071)	(36,381)
Plan settlement	—	(48,816)
Fair value of plan assets at the end of the year	$464,757	$617,540
Funded status at year end	$(74,211)	$(126,923)

In the years ended December 31, 2022 and 2021, the actuarial gain on the benefit obligation was primarily due to an increase in the discount rate.

Amounts recognized in the consolidated balance sheets at December 31, 2022 and 2021 consisted of:

(In thousands)	2022	2021
Current liabilities	$(236)	$(242)
Long-term liabilities	$(73,975)	$(126,681)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2022 and 2021 consisted of:

(In thousands)	2022	2021
Unamortized prior service cost	$685	$808
Unamortized net actuarial loss	61,193	90,318
	$61,878	$91,126

The following table summarizes the components of net periodic pension cost recognized in the consolidated statements of operations for the plans for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Interest cost	$22,273	$22,758	$25,971
Expected return on plan assets	(36,535)	(36,997)	(34,544)
Amortization of:
Net actuarial loss	730	2,309	1,165
Prior service cost	123	122	123
Plan settlement	—	5,864	—
Net periodic pension cost (benefit)	$(13,409)	$(5,944)	$(7,285)

The components of net periodic pension cost other than the service cost component are included in other, net within other income (expense) in the consolidated statements of operations.

In 2021, we purchased a group annuity contract to transfer the pension benefit obligations and annuity administration for a select group of retirees or their beneficiaries to an annuity provider.  Upon issuance of the group annuity contract, in

2021 the pension benefit obligation of $47.1 million for approximately 400 participants was irrevocably transferred to the annuity provider.  The purchase of the group annuity contracts was funded directly by the assets of the Pension Plans.  During the year ended December 31, 2021, we recognized a pension settlement charge of $5.9 million as a result of the transfer of the pension liability to the annuity provider and other lump sum payments made during the year.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2022 and 2021:

(In thousands)	2022	2021
Actuarial gain, net	$(28,395)	$(40,377)
Recognized actuarial loss	(730)	(2,309)
Recognized prior service cost	(123)	(122)
Plan settlement	—	(5,864)
Total amount recognized in other comprehensive loss, before tax effects	$(29,248)	$(48,672)

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Discount rate - net periodic benefit cost	3.05%	2.81%	3.51%
Discount rate - benefit obligation	5.63%	3.05%	2.81%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.25%
Rate of compensation/salary increase	N/A	N/A	2.50%
Interest crediting rate for cash balance plans	4.00%	2.00%	2.00%

Other Non-Qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon death of the participant and may begin as early as age 55.  Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.2 million for each of the years ended December 31, 2022 and 2021, respectively.  The net present value of the remaining obligations was approximately $0.5 million and $0.6 million at December 31, 2022 and 2021, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 22 life insurance policies on certain of the participating former directors and employees.  We recognized $0.1 million in life insurance proceeds as other non-operating income in 2021. We did not recognize any life insurance proceeds in 2022. The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.8 million and $2.7 million at December 31, 2022 and 2021, respectively. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $6.3 million and $6.2 million as of December 31, 2022 and 2021, respectively.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2022 and 2021:

(In thousands)	2022	2021
Change in benefit obligation
Benefit obligation at the beginning of the year	$96,434	$106,704
Service cost	658	649
Interest cost	2,593	2,579
Plan participant contributions	447	868
Actuarial gain	(36,567)	(4,860)
Benefits paid	(7,342)	(9,506)
Benefit obligation at the end of the year	$56,223	$96,434

(In thousands)	2022	2021
Change in plan assets
Fair value of plan assets at the beginning of the year	$3,546	$3,337
Employer contributions	6,894	8,638
Plan participant’s contributions	447	868
Actual return on plan assets	(852)	209
Benefits paid	(7,342)	(9,506)
Fair value of plan assets at the end of the year	$2,693	$3,546
Funded status at year end	$(53,530)	$(92,888)

In the years ended December 31, 2022 and 2021, the actuarial gain on the benefit obligation was primarily due to the underwriting gain and an increase in the discount rate.

Amounts recognized in the consolidated balance sheets at December 31, 2022 and 2021 consist of:

(In thousands)	2022	2021
Current liabilities	$(4,328)	$(5,446)
Long-term liabilities	$(49,202)	$(87,442)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2022 and 2021 consist of:

(In thousands)	2022	2021
Unamortized prior service credit	$(1,965)	$(2,865)
Unamortized net actuarial gain	(39,103)	(4,585)
	$(41,068)	$(7,450)

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	2022	2021	2020
Service cost	$658	$649	$825
Interest cost	2,593	2,579	3,265
Expected return on plan assets	(213)	(200)	(197)
Amortization of:
Net actuarial gain	(984)	—	(1,859)
Prior service cost (credit)	(900)	(901)	1,147
Net periodic postretirement benefit cost	$1,154	$2,127	$3,181

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the consolidated statements of operations.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2022 and 2021:

(In thousands)	2022	2021
Actuarial gain, net	$(35,502)	$(4,869)
Recognized actuarial gain	984	—
Recognized prior service credit	900	901
Total amount recognized in other comprehensive loss, before tax effects	$(33,618)	$(3,968)

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Discount rate - net periodic benefit cost	2.94%	2.57%	3.35%
Discount rate - benefit obligation	5.64%	2.93%	2.56%
Rate of compensation/salary increase	2.50%	2.50%	2.50%

For purposes of determining the cost and obligation for post-retirement medical benefits, a 6.50% healthcare cost trend rate was assumed for the plan in 2022, declining to the ultimate trend rate of 5.00% in 2029.

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

The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the pension plan’s strategic allocation. We update our long-term, strategic asset allocations every few years to ensure they are in line with our fund objectives.  At December 31, 2022, the target allocation of the Pension Plan assets is approximately 70 - 90% in return seeking assets consisting primarily of equity and fixed income funds with the remainder in hedge funds.  Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility or to gain desired exposure to various markets and return drivers.  Currently, we believe that there are no significant concentrations of risk associated with the Pension Plan assets.

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2022 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2022.

Common Stock:  Includes domestic and international common stock and are valued at the closing price as of the measurement date as reported on the active market on which the individual securities are traded.

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

The fair values of our assets for our defined benefit pension plans at December 31, 2022 and 2021, by asset category were as follows:

		As of December 31, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$38	$38	$—	$—
Equities:
Stocks:
U.S. common stocks	21	21	—	—
International stocks	2	2	—	—
Total plan assets in the fair value hierarchy	61	$61	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	4,739
Equities:
Global	154,626
Real estate	96,641
Fixed Income	137,174
Hedge Funds	71,519
Other liabilities (3)	(3)
Total plan assets	$464,757

		As of December 31, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$459	$459	$—	$—
Equities:
Stocks:
U.S. common stocks	24	24	—	—
International stocks	1	1	—	—
Total plan assets in the fair value hierarchy	484	$484	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	6,477
Equities:
Global	223,101
Real estate	126,980
Fixed Income	194,189
Hedge Funds	66,309
Total plan assets	$617,540

(1)	Certain investments that are measured at fair value using NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
(2)	Short-term investments include an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper, U.S. government obligations and variable rate securities with maturities less than one year.

(3)	Other liabilities include net amount due from pending securities purchased and sold.

The fair values of our assets for our post-retirement benefit plans at December 31, 2022 and 2021 were as follows:

		As of December 31, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1	$1	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	28
Equities:
Global	917
Real estate	573
Fixed Income	814
Hedge Funds	425
Total plan assets	2,758
Benefit payments payable	(65)
Net plan assets	$2,693

		As of December 31, 2021
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$3	$3	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	39
Equities:
Global	1,330
Real estate	757
Fixed Income	1,158
Hedge Funds	395
Total plan assets	3,682
Benefit payments payable	(136)
Net plan assets	$3,546

(1)	Certain investments that are measured at fair value using NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
(2)	Short-term investments include investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. government obligations with maturities less than one year.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year.  ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions to provide funding relief for employers. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We expect that for the year ended December 31, 2023, no pension contributions will be required as we will use our current pre-funded balance to satisfy the minimum contribution requirements under ARPA. We expect to contribute approximately $6.2 million to our other post-retirement plans in 2023.

Estimated Future Benefit Payments

As of December 31, 2022, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2023	$32,568	$6,159
2024	33,866	5,558
2025	34,648	5,046
2026	35,539	4,655
2027	36,284	4,400
2028 - 2032	189,696	19,290

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recognized expense with respect to these plans of $15.8 million, $15.6 million and $15.6 million in 2022, 2021 and 2020, respectively.

14.INCOME TAXES

Income tax expense (benefit) consists of the following components:

	For the Year Ended
(In thousands)	2022	2021	2020
Current:
Federal	$199	$305	$314
State	830	470	2,578
Total current expense	1,029	775	2,892

Deferred:
Federal	(20,983)	(3,921)	187
State	(7,104)	14	(1,400)
Total deferred expense (benefit)	(28,087)	(3,907)	(1,213)
Total income tax expense (benefit)	$(27,058)	$(3,132)	$1,679

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended
(In percentages)	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.3	4.7	10.4
Searchlight investment	—	(23.3)	(20.8)
Other permanent differences	(0.7)	(0.4)	9.8
Change in deferred tax rate	1.5	0.2	(5.4)
Valuation allowance	(0.3)	(1.2)	17.8
Provision to return	0.1	1.9	(7.0)
Non deductible goodwill	(13.4)	(1.0)	—
Other	(0.3)	0.3	(3.6)
	13.2%	2.2%	22.2%

Deferred Taxes

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2022	2021
Non-current deferred tax assets:
Reserve for uncollectible accounts	$3,032	$2,632
Accrued vacation pay deducted when paid	4,501	4,388
Accrued expenses and deferred revenue	15,458	15,019
Net operating loss carryforwards	71,576	100,402
Excess interest carryforward	19,580	2,402
Pension and postretirement obligations	34,083	57,507
Share-based compensation	2,347	1,706
Derivative instruments	(1,815)	2,633
Tax credit carryforwards	4,282	4,854
	153,044	191,543
Valuation allowance	(8,379)	(8,580)
Net non-current deferred tax assets	144,665	182,963

Non-current deferred tax liabilities:
Goodwill and other intangibles	(36,384)	(44,044)
Basis in investment	—	(4)
Partnership investments	271	(16,902)
Property, plant and equipment	(377,886)	(310,579)
Financing costs	(4,976)	(5,892)
Other	1	—
	(418,974)	(377,421)
Net non-current deferred taxes	$(274,309)	$(194,458)

In connection to the sale of our five limited wireless partnership interests to Cellco in 2022, we have recognized a taxable gain of approximately $477.7 million.  For federal income tax purposes, we expect to utilize our available net operating loss carry forwards to offset the taxable gain.  For state income tax purposes, we are estimating approximately $8.0 million in state tax liabilities.  The financial results of the limited partnership interests have been classified as discontinued operations in our consolidated financial statements for all periods presented. Refer to Note 6 for additional information on the transaction and the partnership interests.

As a result of the Kansas City and Ohio transactions in 2022, we recorded an increase of $23.2 million and $4.2 million, respectively, to our current tax expense in 2022 related to the write-down of noncash goodwill included in the transactions that is not deductible for tax purposes.

The investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes; therefore, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the CPR resulted in an increase of $33.1 million and a decrease of $1.6 million to our current tax expense for 2021 and 2020, respectively.

As of December 31, 2022, the American Rescue Plan Act did not have a material impact on the Company’s income tax positions. We will continue to evaluate the impact of enacted and future legislation.

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

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards as of December 31, 2022 of $295.4 million and related deferred tax assets of $62.0 million.  The federal NOL carryforwards for tax years beginning after December 31, 2017 of $154.7 million and related deferred tax assets of $32.5 million can be carried forward indefinitely.  The federal NOL carryforwards for the tax years prior to December 31, 2017 of $140.7 million and related deferred tax assets of $29.5 million expire in 2030 to 2035.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards as of December 31, 2022 of $0.4 million and related deferred tax assets of $0.1 million. ETFL’s federal NOL carryforwards are for the tax years prior to December 31, 2017 and expire in 2023 to 2024.

We estimate that we have available state NOL carryforwards as of December 31, 2022 of $406.4 million and related deferred tax assets of $14.2 million.  The state NOL carryforwards expire from 2023 to 2042. Management believes that it is more likely than not that we will not be able to realize state NOL carryforwards of $91.5 million and related deferred tax asset of $6.3 million and has placed a valuation allowance on this amount.  The related NOL carryforwards expire from 2023 to 2042.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We estimate that we have available state tax credit carryforwards as of December 31, 2022 of $5.4 million and related deferred tax assets of $4.3 million. The state tax credit carryforwards are limited annually and expire from 2023 to 2032. Management believes that it is more likely than not that we will not be able to realize state tax credit carryforwards of $2.7 million and related deferred tax asset of $2.1 million and has placed a valuation allowance on this amount.  The related state tax credit carryforwards expire from 2023 to 2032.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

Unrecognized Tax Benefits

Under the accounting guidance applicable to uncertainty in income taxes, we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns as well as all open tax years in these jurisdictions. Our unrecognized tax benefits as of December 31, 2022 and 2021 were $4.9 million. There were no material effects on the Company’s effective tax rate. The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is $4.7 million for each of the years ended December 31, 2022 and 2021.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively.  As of December 31, 2022 and 2021, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2019 through 2021.  The periods subject to examination for our state returns are years 2018 through 2021.  In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company’s NOL carryovers from those prior years are utilized in the future.  We are currently under examination by state taxing authorities.  We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

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

As of December 31, 2022, future minimum contractual obligations and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations
(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Service and support agreements (1)	$12,552	$10,272	$6,350	$299	$307	$753	$30,533
Transport and data connectivity	7,392	5,624	232	87	87	82	13,504
Capital expenditures (2)	112,100	—	—	—	—	—	112,100
Other operating agreements (3)	2,094	1,954	1,013	575	491	1,440	7,567
Total	$134,138	$17,850	$7,595	$961	$885	$2,275	$163,704

(1)	We have entered into service and maintenance agreements to support various computer hardware and software applications and certain equipment.
(2)	We have binding commitments with numerous suppliers for future capital expenditures.
(3)	We have entered into various non-cancelable rental agreements for certain facilities and equipment used in our operations.

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

The additional tax liabilities calculated by the DOR for CCPA and CCES for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2018 (CCPA and CCES) are approximately $4.6 million and $2.6 million, respectively.  Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2018 (CCPA and CCES), we have reserved $0.8 million and $1.6 million, including interest, for our CCPA and CCES subsidiaries, respectively.  We expect the filings for the tax years 2014 through 2018 to be settled at a later date similar to the initial settlement.  In 2022, the DOR performed audits for the tax years 2019 and 2020 and we received Audit Assessment Notices for CCPA, which included additional tax liabilities calculated by the DOR of approximately $0.8 million. We intend to contest these audit assessments and file Petitions for Reassessment with the DOR’s Board of Appeals, which were filed on December 26, 2022. While we continue to believe a settlement of all remaining disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur. We do not believe that the outcome of these claims will have a material adverse impact on our financial statements.

Pole Sale

On December 30, 2020, the Company reached an agreement to sell to Public Service Company of New Hampshire d/b/a Eversource Energy (“Eversource”) its joint ownership interest in approximately 343,000 poles and its sole ownership interest in approximately 3,800 poles located in the Eversource electric service area. The agreement also included the settlement of all vegetation maintenance costs disputed between the Company and Eversource through December 2020. The Company recognized a net loss of $1.9 million during the quarter ended December 31, 2020 associated with the execution of this agreement. Upon the closing of the sale, the Company will become a tenant on the poles and pay pole attachment fees to Eversource. The Company will also no longer have any future obligations associated with vegetation maintenance. The purchase and sale transaction requires regulatory approval by the New Hampshire Public Utilities Commission (“NHPUC”) and was submitted for approval by the parties in 2021. Formal hearings on the transaction concluded in May 2022. The NHPUC issued its order on November 18, 2022. During the quarter ended December 31, 2022, the Company recorded an additional loss on the proposed sale of $8.3 million as a result of the November 18, 2022 NHPUC order which included certain adjustments to components of the purchase price and expense allocations between Eversource and the Company. The Company also increased its estimated closing costs necessary to complete the sale. The New England Cable and Telecommunications Alliance has filed a motion for reconsideration and both parties have filed a motion for clarification. The NHPUC has not yet issued a ruling on either of these motions.

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues.  While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our financial statements.

16.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2022	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
Net revenues	$300,278	$298,390	$296,619	$295,976
Operating income (loss)	$(107,742)	$14,449	$20,852	$(20,721)
Loss from continuing operations	$(119,096)	$(10,591)	$(7,257)	$(40,760)
Discontinued operations, net of tax	$3,547	$9,079	$299,934	$5,793
Net income (loss) attributable to common stockholders	$(125,262)	$(11,517)	$282,250	$(45,490)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(1.15)	$(0.18)	$(0.15)	$(0.46)
Income from discontinued operations	0.03	0.08	2.60	0.05
Net income (loss) per common share attributable to common shareholders - basic and diluted	$(1.12)	$(0.10)	$2.45	$(0.41)

	Quarter Ended
2021	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
Net revenues	$324,766	$320,403	$318,584	$318,480
Operating income	$38,326	$30,015	$32,508	$34,329
Income (loss) from continuing operations	$(78,304)	$(55,138)	$(13,100)	$7,415
Discontinued operations, net of tax	$16,221	$49	$8,619	$7,545
Net income (loss) attributable to common stockholders	$(62,099)	$(55,356)	$(4,721)	$12,414

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.00)	$(0.71)	$(0.14)	$0.05
Income from discontinued operations	0.20	-	0.09	0.07
Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.80)	$(0.71)	$(0.05)	$0.12

In connection with the classification of the Kansas City operations as assets held for sale, as discussed in Note 5, we recognized an impairment loss of $126.5 million and $5.2 million during the quarters ended March 31, 2022 and September 30, 2022, respectively. During the quarter ended December 31, 2022, we recognized an additional loss on the sale of $16.8 million as a result of purchase price adjustments and an increase in net assets held for sale and estimated selling costs during the period.

During the quarters ended September 30, 2022 and December 31, 2022, we recognized a pre-tax gain of $19.2 million and $1.6 million, respectively, related to the sale of certain non-strategic communication towers. As discussed in Note 15, we recognized a loss of $8.3 million related to the proposed sale of certain utility poles during the quarter ended December 31, 2022.

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

During the quarter ended December 31, 2021, we recognized a gain of $13.1 million on the decline in the fair value of contingent payment rights issued to Searchlight.