Form 10-Q
period 2023-03-31
Consolidated Communications Holdings, Inc.
filed 2023-05-05
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51446

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0636095
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2116 South 17th Street, Mattoon, Illinois	61938-5973

(Address of principal executive offices)	(Zip Code)

  (217) 235-3311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - $0.01 par value	CNSL	The Nasdaq Global Select Market

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

Yes No X

On May 1, 2023, the registrant had 116,649,382 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Net revenues	$276,126	$300,278

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	131,938	135,895
Selling, general and administrative expenses	81,284	73,285
Loss on impairment of assets held for sale	—	126,490
Loss on disposal of assets	3,304	—
Depreciation and amortization	77,699	72,350
Loss from operations	(18,099)	(107,742)

Other income (expense):
Interest expense, net of interest income	(33,860)	(29,515)
Other, net	2,758	3,342
Loss from continuing operations before income taxes	(49,201)	(133,915)

Income tax benefit	(12,240)	(14,819)
Loss from continuing operations	(36,961)	(119,096)

Discontinued operations:
Income from discontinued operations	—	8,063
Income tax expense	—	4,516
Income from discontinued operations	—	3,547

Net loss	(36,961)	(115,549)
Less: dividends on Series A preferred stock	10,587	9,598
Less: net income attributable to noncontrolling interest	143	115
Net loss attributable to common shareholders	$(47,691)	$(125,262)

Net income (loss) per common share - basic and diluted
Loss from continuing operations	$(0.42)	$(1.15)
Income from discontinued operations	—	0.03
Loss per basic and diluted common shares attributable to common shareholders	$(0.42)	$(1.12)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(36,961)	$(115,549)
Pension and post-retirement obligations:
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax	(999)	(52)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(34)	4,638
Reclassification of realized loss (gain) to earnings, net of tax	(1,979)	1,339
Comprehensive loss	(39,973)	(109,624)
Less: comprehensive income attributable to noncontrolling interest	143	115
Total comprehensive loss attributable to common shareholders	$(40,116)	$(109,739)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$247,877	$325,852
Short-term investments	87,951	87,951
Accounts receivable, net of allowance for credit losses	108,471	119,675
Income tax receivable	1,662	1,670
Prepaid expenses and other current assets	65,622	62,996
Total current assets	511,583	598,144

Property, plant and equipment, net	2,330,545	2,234,122
Investments	9,104	10,297
Goodwill	929,570	929,570
Customer relationships, net	37,018	43,089
Other intangible assets	10,557	10,557
Other assets	63,542	61,315
Total assets	$3,891,919	$3,887,094

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,921	$33,096
Advance billings and customer deposits	49,009	46,664
Accrued compensation	51,602	60,903
Accrued interest	35,956	18,201
Accrued expense	111,808	95,206
Current portion of long-term debt and finance lease obligations	16,377	12,834
Total current liabilities	318,673	266,904

Long-term debt and finance lease obligations	2,136,837	2,129,462
Deferred income taxes	261,001	274,309
Pension and other post-retirement obligations	122,090	123,644
Other long-term liabilities	48,079	47,326
Total liabilities	2,886,680	2,841,645

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 477,047 and 456,343 shares outstanding as of March 31, 2023 and December 31, 2022, respectively; liquidation preference of $487,634 and $477,047 as of March 31, 2023 and December 31, 2022, respectively	339,267	328,680

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized, 116,649,382 and 115,167,193 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	1,167	1,152
Additional paid-in capital	709,603	720,442
Retained earnings (accumulated deficit)	(48,970)	(11,866)
Accumulated other comprehensive loss, net	(3,622)	(610)
Noncontrolling interest	7,794	7,651
Total shareholders’ equity	665,972	716,769
Total liabilities, mezzanine equity and shareholders’ equity	$3,891,919	$3,887,094

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2021	434	$288,576	113,647	$1,137	$740,746	$(141,599)	$(59,571)	$7,087	$547,800
Shares issued under employee plan, net of forfeitures	—	—	1,792	17	(17)	—	—	—	—
Series A preferred stock issued	3	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	9,598	—	—	(9,598)	—	—	—	(9,598)
Non-cash, share-based compensation	—	—	—	—	2,199	—	—	—	2,199
Purchase and retirement of common stock	—	—	(16)	—	(114)	—	—	—	(114)
Other comprehensive income	—	—	—	—	—	—	5,925	—	5,925
Net income (loss)	—	—	—	—	—	(115,664)	—	115	(115,549)
Balance at March 31, 2022	437	$298,174	115,424	$1,154	$733,216	$(257,263)	$(53,646)	$7,202	$430,663

Balance at December 31, 2022	456	$328,680	115,167	$1,152	$720,442	$(11,866)	$(610)	$7,651	$716,769
Shares issued under employee plan, net of forfeitures	—	—	1,738	17	(17)	—	—	—	—
Series A preferred stock issued	21	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	10,587	—	—	(10,587)	—	—	—	(10,587)
Non-cash, share-based compensation	—	—	—	—	799	—	—	—	799
Purchase and retirement of common stock	—	—	(256)	(2)	(1,034)	—	—	—	(1,036)
Other comprehensive income	—	—	—	—	—	—	(3,012)	—	(3,012)
Net income (loss)	—	—	—	—	—	(37,104)	—	143	(36,961)
Balance at March 31, 2023	477	$339,267	116,649	$1,167	$709,603	$(48,970)	$(3,622)	$7,794	$665,972

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(36,961)	$(115,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,699	72,350
Deferred income taxes	5,604	(10,560)
Cash distributions from wireless partnerships in excess of current earnings	—	153
Pension and post-retirement contributions in excess of expense	(2,861)	(9,342)
Stock-based compensation expense	799	2,199
Amortization of deferred financing costs and discounts	1,847	1,802
Loss on impairment of assets held for sale	—	126,490
Loss on disposal of assets	3,304	—
Other, net	(418)	(189)
Changes in operating assets and liabilities:
Accounts receivable, net	10,110	12,035
Income tax receivable	(17,835)	(1,599)
Prepaid expenses and other assets	(6,691)	(8,398)
Accounts payable	11,976	(1,893)
Accrued expenses and other liabilities	8,513	14,061
Net cash provided by operating activities	55,086	81,560

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(130,826)	(156,480)
Purchase of investments	—	(39,959)
Proceeds from sale and maturity of investments	1,623	65,754
Proceeds from sale of assets	292	74
Proceeds from business dispositions	—	26,042
Net cash used in investing activities	(128,911)	(104,569)

Cash flows from financing activities:
Payment of finance lease obligations	(3,114)	(2,341)
Share repurchases for minimum tax withholding	(1,036)	(114)
Net cash used in financing activities	(4,150)	(2,455)
Change in cash and cash equivalents	(77,975)	(25,464)
Cash and cash equivalents at beginning of period	325,852	99,635
Cash and cash equivalents at end of period	$247,877	$74,171

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

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss), mezzanine equity and shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our 2022 Annual Report on Form 10-K filed with the SEC.

Recent Developments

Take Private Proposal

On April 12, 2023, our board of directors (the “Board”) received a non-binding proposal letter from Searchlight Capital Partners, L.P. (“Searchlight”), together with its affiliated investment funds, and British Columbia Investment Management Corporation (“BCI” and together with Searchlight, the “Searchlight Group”) to acquire all of the outstanding common shares of Consolidated not already owned by the Searchlight Group for cash consideration of $4.00 per share (the “Proposal”). The Proposal letter states that any potential transaction must be subject to the approval and recommendation by a special committee of independent and disinterested directors, advised by independent legal and financial advisors. The Proposal letter also indicates that any potential transaction would be subject to a non-waivable condition requiring the approval of the holders of a majority of the shares of Common Stock that are not owned by the Searchlight Group. The Board has formed a special committee of independent directors to evaluate and consider the Proposal.

The Proposal constitutes only an indication of interest by the Searchlight Group and does not constitute a binding commitment with respect to the proposed transaction or any other transaction. No agreement, arrangement or understanding between Consolidated and the Searchlight Group relating to any proposed transaction will be created unless definitive documentation is executed and delivered by the appropriate parties. There can be no assurance that the Proposal will result in a transaction occurring, its timing, or ultimate terms.

On December 7, 2021, we closed on the final stage of the investment agreement (the “Investment Agreement”) entered into on September 13, 2020 with an affiliate of Searchlight.  In connection with the Investment Agreement, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company and hold a combination of Series A perpetual preferred stock and approximately 34% of the Company’s outstanding common stock as of March 31, 2023. For a more complete discussion of the transaction, refer to Note 4.

Discontinued Operations – Sale of Investment in Wireless Partnerships

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million, other than a portion of the interest in one of the partnerships which was sold to a limited partner of such partnership pursuant to its right of first refusal. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. In accordance with Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, the sale of the limited partnership interests met the criteria for reporting as discontinued operations. As a result, the financial results of the limited partnership interests have been classified as discontinued operations in our consolidated financial statements for all prior periods presented. Refer to Note 6 for additional information on the transaction and the partnership interests.

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

The following table summarizes the activity in ACL for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Balance at beginning of year	$11,470	$9,961
Provision charged to expense	2,040	2,085
Write-offs, less recoveries	(1,523)	(1,927)
Balance at end of year	$11,987	$10,119

Goodwill

Goodwill is evaluated for impairment annually as of November 30 of each year or more frequently when events or changes in circumstances indicate potential impairment. At March 31, 2023 and December 31, 2012, the carrying value of goodwill was $929.6 million.

During the quarter ended March 31, 2023, as part of our qualitative assessment, we assessed certain events and changes in circumstances that occurred during the quarter to determine if it was more likely than not that the fair value of our reporting unit was below its carrying value, specifically relating to the recent decline in the Company’s stock price. Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to our cost structure, overall financial performance and other relevant events affecting the reporting unit.  Management concluded that the qualitative assessment indicated that the fair value of our reporting unit exceeded its carrying value; however, we concluded that an interim quantitative impairment analysis as of March 31, 2023 was necessary to determine the fair value of the reporting unit as compared to the carrying value. In performing the quantitative impairment test, we concluded that the fair value of the reporting unit exceeded the carrying value at March 31, 2023 and that there was no impairment of goodwill. The fair value of the reporting unit could be adversely affected by the decline or further declines in the Company’s stock price or a significant deterioration of the operating results of the Company, which could result in a potential goodwill impairment in the future.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04 (“ASU 2020-04”), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the optional relief guidance in Topic 848 from December 31, 2022 to December 31, 2024. As of March 31, 2023, we have interest rate swap agreements and variable rate long-term debt for which existing payments are based on the London Interbank Offered Rate (“LIBOR”) expected to cease as June 30, 2023. On April 17, 2023, we entered into an amendment to our credit agreement to replace LIBOR-based benchmark rates with Secured Overnight Financing Rate (“SOFR”) benchmark rates. We do not expect this adoption to have a material impact on our condensed consolidated financial statements and related disclosures.

Reclassifications

Certain amounts in our 2022 condensed consolidated financial statements have been reclassified to conform to the current year presentation which consists of the presentation of the financial results for our wireless partnership interests as discontinued operations.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the quarters ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$67,961	$65,911
Voice services	32,263	37,452
Video services	9,594	14,366
	109,818	117,729
Commercial:
Data services (includes VoIP)	53,134	57,895
Voice services	32,631	36,339
Other	9,756	11,560
	95,521	105,794
Carrier:
Data and transport services	32,923	33,485
Voice services	4,367	3,852
Other	350	391
	37,640	37,728
Subsidies	7,036	6,583
Network access	24,444	26,213
Other products and services	1,667	6,231
Total operating revenues	$276,126	$300,278

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	March 31,
(In thousands)	2023	2022
Accounts receivable, net	$108,471	$118,596
Contract assets	26,556	24,280
Contract liabilities	57,787	61,615

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions. These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the quarters ended March 31, 2023 and 2022, the Company recognized expense of $3.5 million and $3.1 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the quarters ended March 31, 2023 and 2022, the Company recognized previously deferred revenues of $110.7 million and $121.6 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2023.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2023	2022
Loss from continuing operations	$(36,961)	$(119,096)
Less: dividends on Series A preferred stock	10,587	9,598
Less: net income attributable to noncontrolling interest	143	115
Loss attributable to common shareholders before allocation of earnings to participating securities	(47,691)	(128,809)
Less: earnings allocated to participating securities	—	—
Loss from continuing operations attributable to common shareholders, after earnings allocated to participating securities	(47,691)	(128,809)

Income from discontinued operations	—	3,547
Less: earnings allocated to participating securities	—	—
Income from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	—	3,547
Net loss attributable to common shareholders, after earnings allocated to participating securities	$(47,691)	$(125,262)

Weighted-average number of common shares outstanding	112,939	111,691

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.42)	$(1.15)
Income from discontinued operations	—	0.03
Net loss per common share attributable to common shareholders - basic and diluted	$(0.42)	$(1.12)

Diluted EPS attributable to common shareholders for the quarters ended March 31, 2023 and 2022 excludes 2.5 million and 2.4 million potential common shares related to our share-based compensation plan, respectively, because the inclusion of the potential common shares would have an antidilutive effect.

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

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of March 31, 2023 and December 31, 2022, the total shares of common stock issued to Searchlight represent approximately 34% of the Company’s outstanding common stock.

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

With the strategic investment from Searchlight, we intend to enhance our fiber infrastructure and accelerate the investment in our network, which will include the upgrade over six years of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses. Our fiber build plan includes the upgrade of approximately 225,000 homes and small businesses in 2023.

5.  DIVESTITURES

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

In connection with the classification as assets held for sale during the quarter ended March 31, 2022, the carrying value of the net assets was reduced to their estimated fair value, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy. As a result, we recognized an impairment loss of $126.5 million during the quarter ended March 31, 2022. During the quarter ended September 30, 2022, we recognized an additional impairment loss of $5.2 million as a result of an increase in net assets held for sale and estimated selling costs during the period. During the quarter ended December 31, 2022, we recognized an additional loss on the sale of $16.8 million as a result of purchase price adjustments and an increase in net assets held for sale and estimated selling costs during the period. During the quarter ended March 31, 2023, we recognized an additional loss on sale of $2.1 million as a result of expected purchase price adjustments and changes in working capital.

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

6.  INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Short-term investments:
Held-to-maturity debt securities	$87,951	$87,951

Long-term investments:
Cash surrender value of life insurance policies	$3,076	$2,774
CoBank, ACB Stock	5,755	7,250
Other	273	273
	$9,104	$10,297

Held-to-Maturity Debt Securities

Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months and less than one year are classified as short-term investments.  Held-to maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are recognized in earnings. Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At March 31, 2023 and December 31, 2022, we had $88.0 million of investments in commercial paper included in short-term investments. The investments have original maturities of less than one year. As of March 31, 2023 and December 31, 2022, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

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

Discontinued Operations

Investments at Cost

We owned 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also owned 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we accounted for these investments at our initial cost less any impairment because fair value was not readily available for these investments.  For these investments, we adjusted the carrying value for any purchases or sales of our ownership interests, if any. Prior to classification as discontinued operations, we recorded distributions received from these investments as investment income in non-operating income (expense). For the quarter ended March 31, 2022, we received cash distributions from these partnerships of $3.8 million.

Equity Method

We owned 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we had significant influence over the operating and financial policies of these three entities, we accounted for the investments using the equity method. Prior to classification as discontinued

operations, income was recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions were recorded as a reduction in our investment.  For the quarter ended March 31, 2022, we received cash distributions from these partnerships of $4.4 million.

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco for an aggregate purchase price of $490.0 million. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. A portion of the interest in one of the partnerships was sold to a limited partner of such partnership, pursuant to its right of first refusal. We intend to use the proceeds from the sale to support our fiber expansion plan. The financial results of the limited partnership interests have been reported as discontinued operations in our condensed consolidated statements of operations for prior periods presented.

The results of discontinued operations included in the condensed consolidated statements of operations consisted of the following:

Three Months Ended
March 31,
(In thousands)	2022
Investment income	$8,063
Gain on sale of discontinued operations	—
Income from discontinued operations, before income taxes	8,063
Income tax expense	4,516
Net income from discontinued operations	$3,547

In connection with the sale of the partnership interests, we expect to recognize a taxable gain of approximately of $477.7 million on the transaction. For federal income tax purposes, we expect to utilize our available net operating loss carryforwards to offset the taxable gain.  For state income tax purposes, we are estimating approximately $8.0 million in state tax liabilities.

In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. During the quarter ended March 31, 2022, cash provided by operating activities for discontinued operations was $8.2 million.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 were as follows:

As of March 31, 2023
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$3,690	$—	$3,690	$—

As of December 31, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$5,959	$—	$5,959	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023		As of December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,141,589	$1,613,709	$2,141,176	$1,759,430

Investments

Our investments as of March 31, 2023 and December 31, 2022 accounted for at cost consisted primarily of our investment in CoBank. It is impracticable to determine the fair value of this investment.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements. We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Senior secured credit facility:
Term loans, net of discounts of $8,286 and $8,699 at March 31, 2023 and December 31, 2022, respectively	$991,589	$991,176
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	400,000
Finance leases	44,817	35,746
	2,186,406	2,176,922
Less: current portion of long-term debt and finance leases	(16,377)	(12,834)
Less: deferred debt issuance costs	(33,192)	(34,626)
Total long-term debt	$2,136,837	$2,129,462

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

The Initial Term Loans were issued in an original aggregate principal amount of $1,250.0 million with a maturity date of October 2, 2027 and contained an original issuance discount of 1.5% or $18.8 million, which is being amortized over the term of the loan.  Prior to amendments to the Credit Agreement, as described below, the Initial Term Loans required quarterly principal payments of $3.1 million, which commenced December 31, 2020, and bore interest at a rate of 4.75% plus LIBOR subject to a 1.00% LIBOR floor.

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

On April 17, 2023, the Company entered into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”) to replace remaining LIBOR-based benchmark rates with SOFR-based benchmark rates. As part of the replacement to SOFR-benchmark rates, borrowings will include an adjustment of 0.11%, 0.26% and 0.43% for borrowings of one, three and six month loans, respectively.  With the amendment, the interest rate of the Term Loans will be 3.50% plus SOFR plus the SOFR adjustment (subject to a 0.75% SOFR floor).

The revolving credit facility has a maturity date of October 2, 2027 and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At March 31, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $37.4 million were outstanding under our revolving credit facility as of March 31, 2023.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2023, $212.6 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 8.38% and 7.63% as of March 31, 2023 and December 31, 2022, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 6.35:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of March 31, 2023, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 4.91:1.00.  As of March 31, 2023, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contain customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions. The indentures also contain customary events of default.  As of March 31, 2023, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

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

The following interest rate swaps were outstanding as of March 31, 2023:

	Notional
(In thousands)	Amount	2023 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Prepaid expenses and other current assets	$3,690

Our interest rate swap agreements mature on July 31, 2023.

The following interest rate swaps were outstanding as of December 31, 2022:

	Notional
(In thousands)	Amount	2022 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Prepaid expenses and other current assets	$5,959

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

As of March 31, 2023 and December 31, 2022, the total pre-tax unrealized gain related to our interest rate swap agreements included in AOCI was $4.2 million and $6.9 million, respectively.  From the balance in AOCI as of March 31, 2023, we expect to recognize a gain of approximately $4.2 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Unrealized gain (loss) recognized in AOCI, pretax	$(47)	$6,273
Deferred gain (loss) reclassified from AOCI to interest expense	$2,678	$(1,811)

10. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements. These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material. Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the quarters ended March 31, 2023 and 2022, we did not enter into any such arrangements.

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

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. As of December 31, 2022, the liquidation preference of the Series A Preferred Stock was $477.0 million, which included accrued and unpaid dividends of $20.7 million. On January 1, 2023, the Company paid dividends in-kind of $20.7 million or 20,704 shares. As of March 31, 2023, the liquidation preference of the Series A Preferred Stock was $487.6 million, which includes accrued and unpaid dividends of $10.6 million. Searchlight is the sole holder of all of the issued and outstanding shares of the Company’s Series A Preferred Stock. The Company intends to exercise the paid-in-kind dividend option on the Series A Preferred Stock through at least 2025.

12. SHAREHOLDERS’ EQUITY

Share-Based Compensation

Our Board of Directors may grant share-based awards from our shareholder approved Consolidated Communications Holdings, Inc. Long-Term Incentive Plan, as amended and/or restated (the “Plan”).  The Plan permits the issuance of awards in the form of stock options, stock appreciation rights, stock grants, stock unit grants and other equity-based awards to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors.  On February 26, 2023, our Board of Directors adopted, and on May 1, 2023, the shareholders approved an amendment to the Plan to increase by 5,280,000 shares the number of shares of our common stock authorized for issuance under the Plan.  With the amendment, approximately 15,330,000 shares of our common stock are authorized for issuance under the Plan, provided that no more than 300,000 shares may be granted in the form of stock options or stock appreciation rights to any eligible employee (25,000 for any non-employee director) in any calendar year.  Unless terminated sooner, the Plan will continue in effect until April 30, 2028.

The following table summarizes total compensation costs recognized for share-based payments during the quarters ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Restricted stock	$923	$1,030
Performance shares	(124)	1,169
Total	$799	$2,199

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2023, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $18.3 million and will be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes the RSA and PSA activity for the three-month period ended March 31, 2023:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2022	1,185,980	$5.84	1,464,058	$7.07
Shares granted	1,695,071	$3.02	370,667	$5.41
Shares vested	(82,644)	$6.28	(705,432)	$7.64
Shares forfeited, cancelled or retired	(180,009)	$5.95	(147,864)	$8.38
Non-vested shares outstanding - March 31, 2023	2,618,398	$3.99	981,429	$7.05

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three-month period ended March 31, 2023:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2022	$(5,738)	$5,128	$(610)
Other comprehensive gain before reclassifications	—	(34)	(34)
Amounts reclassified from accumulated other comprehensive loss	(999)	(1,979)	(2,978)
Net current period other comprehensive income	(999)	(2,013)	(3,012)
Balance at March 31, 2023	$(6,737)	$3,115	$(3,622)

The following table summarizes reclassifications from accumulated other comprehensive loss for the quarters ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Affected Line Item in the
(In thousands)	2023	2022	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$132	$194	(a)
Actuarial gain (loss)	1,223	(123)	(a)
	1,355	71	Total before tax
	(356)	(19)	Tax expense
	$999	$52	Net of tax

Gain (loss) on cash flow hedges:
Interest rate derivatives	$2,678	$(1,811)	Interest expense
	(699)	472	Tax (expense) benefit
	$1,979	$(1,339)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 13 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension benefit for our Pension Plans for the quarters ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Interest cost	$7,356	$5,558
Expected return on plan assets	(7,850)	(9,206)
Net amortization loss	72	154
Net prior service cost amortization	31	31
Net periodic pension benefit	$(391)	$(3,463)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the quarters ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Service cost	$19	$145
Interest cost	750	677
Expected return on plan assets	(47)	(53)
Net amortization gain	(1,295)	(31)
Net prior service credit amortization	(163)	(225)
Net periodic post-retirement cost (benefit)	$(736)	$513

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We elected to participate in ARPA beginning with the 2021 plan year.  ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions to provide funding relief for employers. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We expect that for the year ended December 31, 2023, no pension contributions will be required as we will use our current pre-funded balance to satisfy the minimum contribution requirements under ARPA. We expect to contribute approximately $6.2 million to our Post-retirement Plans in 2023. As of March 31, 2023, we have contributed $1.7 million of the annual contribution to the Post-retirement Plans.

14. INCOME TAXES

Our unrecognized tax benefits as of March 31, 2023 and December 31, 2022 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of March 31, 2023 and December 31, 2022. We do not expect any material change in our unrecognized tax benefits during the remainder of 2023.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of March 31, 2023, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

Our effective tax rate was 24.9% and 11.1% for the quarters ended March 31, 2023 and 2022, respectively. On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our Kansas City operations. As a result, we recorded an increase to our current tax expense of $16.8 million related to the $83.7 million impairment loss of noncash goodwill that is not deductible for tax purposes. The transaction to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio closed on January 31, 2022.  As a result, we recorded an increase to our current tax expense of $3.2 million related to $16.3 million of noncash goodwill included in the sale that is not deductible for tax purposes. Exclusive of these discrete adjustments, our effective tax rate for the quarters ended March 31, 2023 and 2022 would have been approximately 24.9% and 26.0%, respectively. The effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

15.  COMMITMENTS AND CONTINGENCIES

Litigation, Regulatory Proceedings and Other Contingencies

Gross Receipts Tax

Two of our subsidiaries, Consolidated Communications of Pennsylvania Company LLC (“CCPA”) and Consolidated Communications Enterprise Services, Inc. (“CCES”), have, at various times, received Assessment Notices and/or Audit Assessment Notices from the Commonwealth of Pennsylvania Department of Revenue (“DOR”) increasing the amounts owed for the Pennsylvania Gross Receipts Tax, and have had audits performed for the tax years 2008 through 2018 (CCPA and CCES) and 2019 through 2020 (CCPA). We filed Petitions for Reassessment with the DOR’s Board of Appeals contesting these audit assessments.  These cases remain pending and are in various stages of appeal.

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

The additional tax liabilities calculated by the DOR for CCPA and CCES for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2022 (CCPA and CCES) are approximately $5.3 million and $2.6 million, respectively. Based on the initial settlement offers for the tax years 2008 through 2013 and the Company’s best estimate of the potential additional tax liabilities for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2022 (CCPA and CCES), we have reserved $0.9 million and $2.0 million, including interest, for our CCPA and CCES subsidiaries, respectively.  We expect the filings for the tax years 2014 through 2022 to be settled at a later date similar to the initial settlement. While we continue to believe a settlement of all remaining disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.  We do not believe that the outcome of these claims will have a material adverse impact on our financial statements.

Pole Sale

On December 30, 2020, the Company reached an agreement to sell to Public Service Company of New Hampshire d/b/a Eversource Energy (“Eversource”) its joint ownership interest in approximately 343,000 poles and its sole ownership interest in approximately 3,800 poles located in the Eversource electric service area. The agreement also included the settlement of all vegetation maintenance costs disputed between the Company and Eversource through December 2020. The Company recognized a net loss of $1.9 million during the quarter ended December 31, 2020 associated with the execution of this agreement. Upon the closing of the sale, the Company would become a tenant on the poles and pay pole attachment fees to Eversource. The Company would also no longer have any future obligations associated with vegetation maintenance. The purchase and sale transaction requires regulatory approval by the New Hampshire Public Utilities Commission (“NHPUC”) and was submitted for approval by the parties in 2021. Formal hearings on the transaction concluded in May 2022. The NHPUC issued its order on November 18, 2022. The New England Cable and Telecommunications Alliance has filed a motion for reconsideration and both parties have filed a motion for clarification. During the quarter ended December 31, 2022, the Company recorded an additional loss on the proposed sale of $8.3 million as a result of the November 18, 2022 NHPUC order which included certain adjustments to components of the purchase price and expense allocations between Eversource and the Company. The Company also increased its estimated closing costs necessary to complete the sale. During the quarter ended March 31, 2023, we recognized an additional loss on the proposed sale of $1.2 million. The sale of the poles is expected to close in the second quarter of 2023.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Quarterly Report on Form 10-Q, including those relating to the Take Private Proposal, the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions. There are a number of risks, uncertainties and conditions that may cause the actual results of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to differ materially from those expressed or implied by these forward-looking statements including: (1) significant competition in all parts of our business and among our customer channels; (2) our ability to adapt to rapid technological changes; (3) shifts in our product mix that may result in a decline in operating profitability; (4) public health threats, including the novel coronavirus (“COVID-19”) pandemic; (5) continued receipt of support from various funds established under federal and state laws; (6) disruptions in our networks and infrastructure and any related service delays or disruptions could cause us to lose customers and incur additional expenses; (7) cyber-attacks may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business; (8) our ability to fund capital expenditures required  for our operations; (9) our ability to obtain and maintain necessary rights-of-way for our networks; (10) our ability to obtain necessary hardware, software and operational support from third-party vendors; (11) the impact of rising video content costs; (12) our ability to enter into new collective bargaining agreements or renew existing agreements; (13) our ability to attract and/or retain certain key management and other personnel in the future; (14) risks associated with acquisitions and the realization of anticipated benefits from such acquisitions; (15) increasing attention to, and evolving expectations for, environmental, social and governance initiatives; (16) the impact of unfavorable changes in financial markets on our pension plan investments; (17) weak economic conditions, and (18) the other risk factors described in Part I, Item 1A of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Many of these circumstances are beyond our ability to control or predict.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which are based on the information currently available to us and speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the Securities and Exchange Commission (the “SEC”), we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the quarter ended March 31, 2023 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.  We operate an advanced fiber network spanning over 57,500 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers.  As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product. Our investment in more competitive broadband speeds is critical to our long-term success.  Our strategic investment with Searchlight Capital Partners L.P. (“Searchlight”) combined with the refinancing of our capital structure in 2020 provided us with additional capital that has enabled us to accelerate our fiber expansion plans and provided significant benefits to our consumer, commercial and carrier customers. With this strategic investment, we are enhancing our fiber infrastructure and accelerating our investments in high-growth and competitive areas.  By leveraging our existing dense core fiber network and an accelerated build plan, we expect to be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities.  As part of our fiber expansion plan, we plan to upgrade approximately 1.6 million passings to fiber over six years across select service areas to enable multi-Gig capable services to these homes and small businesses including more than 1 million passings within our northern New England service areas. The ultimate total passings will be dependent upon, amongst other things, our ability to secure Public Private Partnership grant arrangement opportunities.

Our fiber build plan includes the upgrade of at least 225,000 homes and small businesses in 2023. During the quarter ended March 31, 2023, we upgraded approximately 53,860 passings and added approximately 12,300 consumer fiber Gig-capable subscribers. During the year ended December 31, 2022, we upgraded approximately 403,000 passings. As of March 31, 2023, approximately 40% of our passings were 1 Gig capable, as compared to 25% at March 31, 2022.

Fidium Fiber, our new Gigabit consumer fiber internet product with an all-new customer experience, launched in November 2021 in select northern New England markets, reinforces our broadband-first strategy. In May 2022, Fidium Fiber was expanded to additional markets in California, Illinois, Minnesota, Pennsylvania and Texas. In June 2022, we launched symmetrical 2 Gig speeds across the entire Fidium fiber network.  Our Fidium plans offer symmetrical speeds from 50 Mbps to 2 Gbps over the latest WiFi 6 technology with no data caps. We expect to continue to expand the availability of Fidium Fiber further into communities within our markets in 2023. In February 2023, we launched Fidium@Work and expanded our Fidium Fiber service to small businesses everywhere Fidium internet is available. Fidium@Work is ideal for small businesses that have outgrown residential or traditional internet service, but do not require an enterprise solution.

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

Operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase.  Total voice connections decreased 14% as of March 31, 2023 compared to the same period in 2022. We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

Our competitive multi-gig broadband speeds enable us to meet consumer demand for higher bandwidth for streaming programming or on-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their linear video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 45% as of March 31, 2023 compared to the same period in 2022 as a result of a divestiture in November 2022, which accounted for approximately 19% of the decline, and our plan to de-emphasize our linear video services and transition customers to streaming and over-the-top video services. We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content including services offered through our streaming partnerships.

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

Recent Developments

Take Private Proposal

On April 12, 2023, our board of directors (the “Board”) received a non-binding proposal letter from Searchlight, together with its affiliated investment funds, and British Columbia Investment Management Corporation (“BCI” and together with Searchlight, the “Searchlight Group”) to acquire all of the outstanding common shares of Consolidated not already owned by the Searchlight Group for cash consideration of $4.00 per share (the “Proposal”). The Proposal letter states that any potential transaction must be subject to the approval and recommendation by a special committee of independent and disinterested directors, advised by independent legal and financial advisors.  The Proposal letter also indicates that any potential transaction would be subject to a non-waivable condition requiring the approval of the holders of a majority of the shares of Common Stock that are not owned by the Searchlight Group. The Board has formed a special committee of independent directors to evaluate and consider the Proposal.

The Proposal constitutes only an indication of interest by the Searchlight Group and does not constitute a binding commitment with respect to the proposed transaction or any other transaction. No agreement, arrangement or understanding between Consolidated and the Searchlight Group relating to any proposed transaction will be created unless definitive documentation is executed and delivered by the appropriate parties. There can be no assurance that the Proposal will result in a transaction occurring, its timing, or ultimate terms.

In connection with an investment agreement entered into with an affiliate of Searchlight on September 13, 2020, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company and hold a combination of Series A perpetual preferred stock and approximately 34% of the Company’s outstanding common stock as March 31, 2023. Searchlight is the sole holder of all of the issued and outstanding shares of the Company’s Series A Preferred Stock.

Discontinued Operations - Sale of Investment in Wireless Partnerships

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. Our wireless partnership investment consisted of ownership in five wireless partnerships: 2.34% of GTE Mobilnet of South Texas Limited Partnership, 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership, 3.60% of Pittsburgh SMSA Limited Partnership, 16.67% of Pennsylvania RSA No. 6(I) Limited Partnership and 23.67% of Pennsylvania RSA No. 6(II) Limited Partnership.  We intend to use the proceeds from the sale to support our fiber expansion plan. The financial results of the limited partnership interests have been reported as discontinued operations in our condensed consolidated financial statements for all prior periods presented. In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. For the quarter ended March 31, 2022, we recognized investment income of $8.1 million and received cash distributions of $8.2 million from these wireless partnerships.

Divestitures

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”). The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and includes approximately 17,100 consumer customers and 1,600 commercial customers. For the quarter ended March 31, 2022, operating revenues for the Kansas City operations were $11.7 million, or 3.9% of total consolidated operating revenues. In connection with the expected sale, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $126.5 million and $5.2 million during the quarters ended March 31, 2022 and September 30, 2022, respectively. The sale closed on November 30, 2022 for gross cash proceeds of $82.1 million, subject to the finalization of certain working capital and other post-closing purchase price adjustments. During the quarter ended December 31, 2022, we recognized a loss on the sale of $16.8 million as a result of purchase price adjustments and an increase in net assets held for sale and estimated selling costs during the period. During the quarter ended March 31, 2023, we recognized an additional loss on sale of $2.1 million as a result of expected purchase price adjustments and changes in working capital.

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC” or the “Ohio operation”). CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and included approximately 3,800 access lines, 3,900 data connections and 1,400 video connections. The sale was completed on January 31, 2022 for gross cash proceeds of $26.1 million, including customary working capital adjustments. In connection with the classification as assets held for sale, we recognized an impairment loss of $5.7 million during the quarter ended September 30, 2021. During the quarter ended March 31, 2022, we recognized an additional loss on the sale of $0.5 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations. The asset sales align with our strategic asset review and focus on our core broadband regions. We intend to use the proceeds from the asset sales to further our fiber expansion plans.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the quarters ended March 31, 2023 and 2022.

Financial Data

	Three Months Ended March 31,
(In millions, except for percentages)	2023	2022	$ Change	% Change
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$68.0	$65.9	$2.1	3%
Voice services	32.3	37.5	(5.2)	(14)
Video services	9.6	14.4	(4.8)	(33)
	109.9	117.8	(7.9)	(7)
Commercial:
Data services (includes VoIP)	53.1	57.9	(4.8)	(8)
Voice services	32.6	36.3	(3.7)	(10)
Other	9.8	11.6	(1.8)	(16)
	95.5	105.8	(10.3)	(10)
Carrier:
Data and transport services	32.9	33.5	(0.6)	(2)
Voice services	4.4	3.8	0.6	16
Other	0.3	0.4	(0.1)	(25)
	37.6	37.7	(0.1)	(0)

Subsidies	7.0	6.6	0.4	6
Network access	24.4	26.2	(1.8)	(7)
Other products and services	1.7	6.2	(4.5)	(73)
Total operating revenues	276.1	300.3	(24.2)	(8)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	131.9	135.9	(4.0)	(3)
Selling, general and administrative costs	81.3	73.3	8.0	11
Loss on impairment of assets held for sale	—	126.5	(126.5)	(100)
Loss on disposal of assets	3.3	—	3.3	100
Depreciation and amortization	77.7	72.4	5.3	7
Total operating expenses	294.2	408.1	(113.9)	(28)
Loss from operations	(18.1)	(107.8)	(89.7)	(83)
Interest expense, net	(33.9)	(29.5)	4.4	15
Other income, net	2.8	3.4	(0.6)	(18)
Income tax benefit	(12.2)	(14.8)	(2.6)	(18)
Loss from continuing operations	(37.0)	(119.1)	(82.1)	(69)
Income from discontinued operations, net of tax	—	3.5	(3.5)	(100)
Dividends on Series A preferred stock	10.6	9.6	1.0	10
Net income attributable to noncontrolling interest	0.1	0.1	—	—
Loss attributable to common shareholders	$(47.7)	$(125.3)	$(77.6)	(62)

Adjusted EBITDA from continuing operations (1)	$75.4	$99.0	$(23.6)	(24)%
Adjusted EBITDA (1)	$75.4	$107.2	$(31.8)	(30)%

(1)	Adjusted EBITDA from continuing operations and Adjusted EBITDA are non-GAAP measures. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure. Adjusted EBITDA includes investment distributions from discontinued operations.

Key Operating Statistics

	As of March 31,
	2023	2022	Change	% Change
Consumer customers	483,266	507,767	(24,501)	(5)%

Fiber Gig+ capable	135,209	93,812	41,397	44
DSL/Copper	234,653	286,338	(51,685)	(18)
Consumer data connections	369,862	380,150	(10,288)	(3)

Consumer voice connections	267,509	316,634	(49,125)	(16)
Video connections	32,426	58,812	(26,386)	(45)

As of March 31, 2022, the operating statistics included approximately 3,433 fiber consumer data connections, 11,400 DSL/Copper consumer data connections, 7,231 consumer voice connections and 14,711 video connections for our Kansas City operations, which was sold on November 30, 2022. Prior period amounts have not been adjusted to reflect the sale.

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

Broadband services revenues increased $2.1 million during the quarter ended March 31, 2023 compared to the same period in 2022. The change in broadband services revenue was reduced in part by the sale of substantially all of the assets of our Kansas City and Ohio operations in 2022, which resulted in a decrease of broadband services revenues of $2.0 million for the quarter ended March 31, 2023 compared to 2022. Broadband services revenue continued to increase primarily as a result of price increases and growth in fiber Internet services as fiber data connections continue to increase.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans. The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $5.2 million during the quarter ended March 31, 2023 compared to the same period in 2022 primarily due to a 16% decline in access lines. In addition, the sale of our Kansas City and Ohio operations in 2022 accounted for $0.7 million of the decrease.  The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines. We expect to continue to experience erosion in voice connections due to competition from alternative technologies.

Video Services

Depending on geographic market availability, our video services range from limited basic service to advanced digital television, which includes several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video On-Demand service.  Certain customers may also subscribe to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR.  Our video subscribers can also watch their favorite shows, movies and livestreams on any device.  In addition, we offer other on-demand streaming TV services, which provide endless entertainment options.

Video services revenues decreased $4.8 million during the quarter ended March 31, 2023 compared to the same period in 2022 primarily due to the continued decline in connections as well as the sale of our Kansas City and Ohio operations in 2022, which accounted for $2.7 million of the decrease.  We expect to continue to experience a decline in video connections as we de-emphasize our linear video subscriptions and transition customers to streaming services, which may amplify the demand for higher broadband speeds to facilitate streaming content.

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

Data services revenues decreased $4.8 million during the quarter ended March 31, 2023 compared to the same period in 2022, of which $4.2 million is due to the sale of the Kansas City operations in 2022. The remaining change was due to declines in Metro Ethernet as a result of customer churn during the quarter, which was reduced in part by the continued growth in dedicated Internet access. In recent years, the growth in data services revenues has been impacted by customer churn from increased competition and price compression as customers are migrating from legacy data connection products to more competitive products with a lower average revenue per user.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers.  The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate.  Voice services revenues decreased $3.7 million during the quarter ended March 31, 2023 compared to the same period in 2022 primarily due to a 15% decline in access lines as commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 911 service revenues.  Other services revenues decreased $1.8 million during the quarter ended March 31, 2023 compared to the same period in 2022 primarily due to a decline in business equipment sales, structured cabling projects and custom construction revenues.

Carrier

Data and Transport Services

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services.  Data and transport services revenues decreased $0.6 million during the quarter ended March 31, 2023 compared to the same period in 2022, of which $0.3 million is due to the sale of the Kansas City operations in 2022. The remaining decline was due to lower dark fiber and cellular backhaul revenue as a result of price compression and a reduction in pricing of recent contract renewals with our wireless backhaul partners, partly offset by continued growth in Ethernet services. We expect to recognize further declines in cellular backhaul revenue as a result of new pricing in 2023 and ongoing contract renewals.

Voice Services

We provide basic local phone service packages with customized features for resell by wholesale customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.  Voice services revenues increased $0.6 million during the quarter ended March 31, 2023 compared to the same period in 2022 primarily as a result of rate increases in 2023 for business data services.

Other

Other services revenues include conduit and other asset lease revenue as well as other miscellaneous revenue. Other services revenues decreased $0.1 million during the quarter ended March 31, 2023 compared to the same period in 2022 due to a decline in conduit lease revenue.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues increased $0.4 million during the quarter ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in state subsidies support.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $1.8 million during the quarter ended March 31, 2023 compared to the same period in 2022 primarily due to the continuing decline in minutes of use, voice connections and carrier circuits as carriers transition to Ethernet based transport solutions. However, end user access revenue increased due to an increase in the Federal and State Universal Service Fund Contribution Factors as compared to the same period in 2022.

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

Other products and services revenues decreased $4.5 million during the quarter ended March 31, 2023 compared to the same period in 2022 primarily due to the recognition of Public Private Partnership construction projects in 2022.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $4.0 million during the quarter ended March 31, 2023 compared to the same period in 2022. Video programming costs decreased as a result of a decline in video connections and the sale of the Kansas City operations in late 2022. Access expense decreased related to additional fiber costs in 2022 for Public Private Partnership agreements. However, required contributions to the Federal and State Universal Service Funds (“USF”) increased as a result of an increase in the annual funding rates in 2023. Utility and fuel costs also increased in the current year.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $8.0 million during the quarter ended March 31, 2023 compared to the same period in 2022. Employee labor costs increased from the prior year period due to additional headcount and severance costs incurred in the quarter ended March 31, 2023. Advertising expense increased due to greater promotional activities surrounding the continued marketing of our new fiber broadband products. In addition, professional fees increased for various system enhancements and customer service improvement initiatives. However, selling, general and administrative costs were reduced in part by a decline in property and real estate taxes during the quarter ended March 31, 2023.

Loss on Impairment of Assets Held for Sale

In connection with the classification of substantially all of the assets of the Kansas City operations as held for sale in 2022, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $126.5 million during the quarter ended March 31, 2022.

Loss on Disposal of Assets

As described above, we recognized an additional loss of $2.1 million during the quarter ended March 31, 2023 on the sale of substantially all of the assets of our Kansas City operations as a result of purchase price adjustments and working capital changes. We also recognized a loss of $1.2 million related to the potential sale of certain utility poles during the quarter ended March 31, 2023.

Depreciation and Amortization

Depreciation and amortization expense increased $5.3 million during the quarter ended March 31, 2023 compared to the same period in 2022 primarily due to ongoing capital expenditures related to the fiber network expansion and customer service improvements as well as success-based capital projects for consumer and commercial services. However, amortization expense declined for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined due to the classification of the Kansas City assets as held for sale in the first quarter of 2022.

Reclassifications

Certain amounts in our 2022 condensed consolidated financial statements have been reclassified to conform to the 2022 presentation, primarily related to the presentation of the financial results for our wireless partnership interests as discontinued operations.

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

In April 2019, the FCC announced plans for the Rural Digital Opportunity Fund (“RDOF”), the next phase of the Connect America Fund (“CAF”) program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America. The FCC issued a Notice of Proposed Rulemaking at their August 2019 Open Commission Meeting. The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers. Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years. The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream. Consolidated won 246 census block groups serving in seven states in the auction. The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at an annual funding level of $5.9 million as of January 1, 2022 through December 31, 2031. Consolidated began receiving RDOF funding in January 2022.

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

American Rescue Plan Act Funding

President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) on March 11, 2021.  States have been allocated federal funds to be utilized for capital infrastructure, including broadband deployment, and are in various stages of implementation.  We are working with the states and municipalities to participate in this broadband grant program. In January 2023, we were awarded $9.2 million in funding from ARPA to build to approximately 14,000 unserved homes in Skowhegan and Greater East Grand Bay Maine and in February 2023, we were awarded $40.0 million in funding from ARPA to build nearly 25,000 unserved homes throughout New Hampshire. Construction is expected to begin for both projects in 2023 and be largely completed by the end of 2024. The grants will be accounted for as a contribution in aid of construction given the nature of the arrangement.

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

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (the “Infrastructure Act”) signed on November 15, 2021 included $65.0 billion toward broadband.  The broadband internet portion of the Infrastructure Act is aimed at increasing internet coverage for more universal access, including for rural, low-income, and tribal communities. 65% of this funding is set aside specifically for underserved communities. Additionally, this measure is designed to help make internet access more affordable and increase digital literacy.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $4.4 million during the quarter ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in variable interest rates on our outstanding term loan during the quarter ended March 31, 2023. Interest capitalized for the construction of assets also declined $1.4 million in the quarter ended

March 31, 2023. These increases in interest expense were reduced in part by an increase in interest income of $2.7 million from additional cash equivalents and short-term investments during the quarter ended March 31, 2023.

Other Income

Other income decreased $0.6 million during the quarter ended March 31, 2023 compared to the same period in 2022. Pension and post-retirement expense increased $1.9 million. See Note 13 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.

Income Taxes

Income taxes increased $2.6 million during the quarter ended March 31, 2023 compared to the same period in 2022. Our effective tax rate was 24.9% and 11.1% for the quarters ended March 31, 2023 and 2022, respectively. As a result of the Kansas City and Ohio transactions, we recorded an increase of $16.8 million and $3.2 million, respectively to our current tax expense for the quarter ended March 31, 2022 related to the impairment loss of noncash goodwill included in each transaction that is not deductible for tax purposes. The Company does not consider these sales transactions and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations. Exclusive of these discrete adjustments, our effective tax rate for the quarters ended March 31, 2023 and 2022 would have been approximately 24.9% and 26.0%, respectively. The effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of loss from continuing operations to adjusted EBITDA for the quarters ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In thousands, unaudited)	2023	2022
Loss from continuing operations	$(36,961)	$(119,096)
Add (subtract):
Interest expense, net of interest income	33,860	29,515
Income tax benefit	(12,240)	(14,819)
Depreciation and amortization	77,699	72,350
EBITDA	62,358	(32,050)

Adjustments to EBITDA:
Other, net (1)	8,889	2,341
Loss on disposal of assets	3,304	—
Loss on impairment	—	126,490
Non-cash, stock-based compensation	799	2,199
Adjusted EBITDA from continuing operations	75,350	98,980
Investment distributions from discontinued operations	—	8,216
Adjusted EBITDA	$75,350	$107,196

(1)	Includes dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

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

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows provided by (used in):
Operating activities
Continuing operations	$55,086	$73,344
Discontinued operations	—	8,216
Investing activities	(128,911)	(104,569)
Financing activities	(4,150)	(2,455)
Change in cash and cash equivalents	$(77,975)	$(25,464)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $55.1 million during the three-month period ended March 31, 2023, a decrease of $18.3 million compared to the same period in 2022. Cash flows provided by operating activities decreased in part due to a decline in earnings as a result of a decrease in operating revenue. Cash paid for interest also increased $4.8 million during the three-month period ended March 31, 2023 compared to the same period in 2022. These reductions in cash provided by operating activities were offset in part by a decrease in cash contributions to our defined benefit pension plan of $4.6 million during the three-month period ended March 31, 2023 compared to the same period in 2022.

Cash Flows Used In Investing Activities

Net cash used in investing activities from continuing operations was $128.9 million and $104.6 million during the three-month periods ended March 31, 2023 and 2022, respectively, and consisted primarily of cash used for capital expenditures, the purchase and maturity of short-term investments and proceeds received from business dispositions and the sale of assets.

Capital expenditures continue to be our primary recurring investing activity and were $130.8 million and $156.5 million during the three-month periods ended March 31, 2023 and 2022, respectively. Capital expenditures for 2023 are expected to be $425.0 million to $445.0 million, which will be used for our planned fiber projects and broadband network expansion, which will include the upgrade in 2023 of at least 225,000 fiber passings, and to support success-based capital projects for commercial, carrier and consumer initiatives. We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

During the three months ended March 31, 2023, we received proceeds from the sale of investments of $1.6 million. During the three months ended March 31, 2022, we received proceeds from the maturity and sale of investments of $65.8 million, which was offset in part by the purchase of $40.0 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months.

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

On April 17, 2023, the Company entered into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”) to replace remaining LIBOR-based benchmark rates with SOFR-based benchmark rates. As part of the replacement to SOFR-benchmark rates, borrowings will include an adjustment of 0.11%, 0.26% and 0.43% for borrowings of one, three and six month loans, respectively.  With the amendment, the interest rate of the Term Loans will be 3.50% plus SOFR plus the SOFR adjustment (subject to a 0.75% SOFR floor).

The revolving credit facility has a maturity date of October 2, 2027 and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At March 31, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $37.4 million were outstanding under our revolving credit facility as of March 31, 2023.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of March 31, 2023, $212.6 million was available for borrowing under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 8.38% and 7.63% as of March 31, 2023 and December 31, 2022, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 6.35:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of March 31, 2023, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 4.91:1.00.  As of March 31, 2023, we were in compliance with the Credit Agreement covenants.

Senior Notes

On October 2, 2020, we completed an offering of $750.0 million aggregate principal amount of 6.50% unsubordinated secured notes due 2028 (the “6.50% Senior Notes”).  The 6.50% Senior Notes were priced at par and bear interest at a rate of 6.50%, payable semi-annually on April 1 and October 1 of each year.  The 6.50% Senior Notes mature on October 1, 2028.

On March 18, 2021, we issued $400.0 million aggregate principal amount 5.00% Senior Notes, together with the 6.50% Senior Notes (the “Senior Notes”).  The 5.00% Senior Notes were priced at par and bear interest at a rate of 5.00% per year, payable semi-annually on April 1 and October 1 of each year.  The 5.00% Senior Notes mature on October 1, 2028. The net proceeds from the issuance of the 5.00% Senior Notes were used to repay $397.0 million of the Term Loans outstanding under the Credit Agreement.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contain customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of March 31, 2023, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2023 and 2040.  As of March 31, 2023, the present value of the minimum remaining lease commitments was approximately $44.8 million, of which $16.4 million was due and payable within the next twelve months. The leases require total remaining rental payments of $50.8 million as of March 31, 2023.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2023	2022
Cash and cash equivalents and short-term investments	$335,828	$413,803
Working capital	192,910	331,240
Current ratio	1.61	2.24

Our net working capital decreased $138.3 million as of March 31, 2023 compared to December 31, 2022. Cash, cash equivalents and short-term investments decreased $78.0 million primarily as a result of capital expenditures for the fiber build plan during 2023. Working capital was reduced by an increase in accounts payable and accrued expense of $20.8 million and $16.6 million at March 31, 2023, respectively, related to the timing of expenditures. Accrued interest also increased $17.8 million at March 31, 2023 related to the timing of the semi-annual interest payments for our Senior Notes.

Our most significant use of funds for the remainder of 2023 is expected to be for: (i) capital expenditures of between $295.0 million and $315.0 million; and (ii) interest payments on our indebtedness of between $125.0 million and $135.0 million. We have historically funded certain core network capacity equipment with finance leases and it remains our intent to continue such arrangements with our leasing partners. In the event we are unable to secure such financing, we may be required to make cash expenditures for this capital. The refinancing of our capital structure in recent years including the availability of approximately $212.6 million on our revolving credit facility combined with the net proceeds from asset divestitures in 2022 provides us the capital and financial flexibility to re-invest in our accelerated fiber network expansion and growth plans. In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of March 31, 2023, we had approximately $45.9 million of these bonds outstanding.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans. We estimate the long-term rate of return on assets will be 7.00%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets. If the financial markets experience a sustained downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year. ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We expect that for 2023 and 2024, no pension contributions will be required under the ARPA minimum required contributions and we intend use our current pre-funded balance to satisfy the minimum contribution requirements. As of March 31, 2023, we have contributed $1.7 million to our other post-

retirement benefit plans, and expect to make contributions to our other post-retirement benefit plans totaling approximately $4.5 million during the remainder of 2023.

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

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to our 2022 Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements, included in this report in Part I - Item 1 “Financial Statements”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to the impact of interest rate fluctuations on our debt obligations.  Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations.  In order to manage the volatility relating to changes in interest rates, we utilize derivative financial instruments such as interest rate swaps to maintain a mix of fixed and variable rate debt.  We do not use derivatives for trading or speculative purposes.  Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not subject to a variable rate floor or hedged through the interest rate swap agreements.  Based on our variable rate debt outstanding as of March 31, 2023, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $8.3 million.

As of March 31, 2023, the fair value of our interest rate swap agreements amounted to a net asset of $3.7 million.  Total pre-tax deferred gains related to our interest rate swap agreements included in accumulated other comprehensive loss was $4.2 million as of March 31, 2023. Our current interest rate swap agreements mature on July 31, 2023.

ITEM 4.  CONTROLS AND PROCEDURES

Limitations on Effectiveness of Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2023.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a level of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2022, the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our common stock. There have been no material changes to the Company’s risk factors previously disclosed in our Form 10-K for the year ended December 31, 2022. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

During the quarter ended March 31, 2023, we repurchased 255,676 common shares surrendered by employees to satisfy income tax withholding obligations of employees in connection with the administration of employee share-based compensation plans. The following table summarizes the share repurchase activity:

			Total number of	Maximum number
			shares purchased	of shares that may
			as part of publicly	yet be purchased
	Total number of	Average price	announced plans	under the plans
Purchase period	shares purchased	paid per share	or programs	or programs
January 1 - January 31, 2023	233,508	$ 4.02	—	—
February 1 - February 28, 2023	22,168	$ 4.36	—	—
March 1 - March 31, 2023	—	—	—	—

Recent Sales of Unregistered Securities

On March 2, 2023, the Company issued 34,976 shares of restricted stock to an accredited investor in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS

10.1

Amendment No. 4, dated as of April 17, 2023, to the Credit Agreement, dated as of October 2, 2020, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., each lender from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 17, 2023).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

May 5, 2023	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

May 5, 2023	By:	/s/ Fred A. Graffam III
Fred A. Graffam III,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)