Form 10-Q
period 2023-06-30
Consolidated Communications Holdings, Inc.
filed 2023-08-09
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes No X

On August 2, 2023, the registrant had 116,610,525 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues	$275,162	$298,390	$551,288	$598,668

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	126,967	135,888	258,905	271,783
Selling, general and administrative expenses	83,565	75,510	164,849	148,795
Loss on impairment of assets held for sale	77,755	—	77,755	126,490
Loss on disposal of assets	2,384	—	5,688	—
Depreciation and amortization	79,538	72,543	157,237	144,893
Income (loss) from operations	(95,047)	14,449	(113,146)	(93,293)

Other income (expense):
Interest expense, net of interest income	(36,903)	(30,156)	(70,763)	(59,671)
Other, net	5,410	3,099	8,168	6,441
Loss from continuing operations before income taxes	(126,540)	(12,608)	(175,741)	(146,523)

Income tax benefit	(18,448)	(2,017)	(30,688)	(16,836)
Loss from continuing operations	(108,092)	(10,591)	(145,053)	(129,687)

Discontinued operations:
Income from discontinued operations	—	9,821	—	17,884
Income tax expense	—	742	—	5,258
Income from discontinued operations	—	9,079	—	12,626

Net loss	(108,092)	(1,512)	(145,053)	(117,061)
Less: dividends on Series A preferred stock	10,704	9,802	21,291	19,400
Less: net income attributable to noncontrolling interest	161	203	304	318
Net loss attributable to common shareholders	$(118,957)	$(11,517)	$(166,648)	$(136,779)

Net income (loss) per common share - basic and diluted
Loss from continuing operations	$(1.05)	$(0.18)	$(1.47)	$(1.33)
Income from discontinued operations	—	0.08	—	0.11
Net loss per basic and diluted common shares attributable to common shareholders	$(1.05)	$(0.10)	$(1.47)	$(1.22)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(108,092)	$(1,512)	$(145,053)	$(117,061)
Pension and post-retirement obligations:
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax	(999)	(52)	(1,998)	(104)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	3,089	2,883	3,055	7,521
Reclassification of realized loss (gain) to earnings, net of tax	(2,387)	1,324	(4,366)	2,663
Comprehensive income (loss)	(108,389)	2,643	(148,362)	(106,981)
Less: comprehensive income attributable to noncontrolling interest	161	203	304	318
Total comprehensive income (loss) attributable to common shareholders	$(108,550)	$2,440	$(148,666)	$(107,299)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$202,578	$325,852
Short-term investments	—	87,951
Accounts receivable, net of allowance for credit losses	100,827	119,675
Income tax receivable	6,811	1,670
Prepaid expenses and other current assets	60,138	62,996
Assets held for sale	68,997	—
Total current assets	439,351	598,144

Property, plant and equipment, net	2,390,071	2,234,122
Investments	9,095	10,297
Goodwill	814,624	929,570
Customer relationships, net	29,772	43,089
Other intangible assets	10,557	10,557
Other assets	65,942	61,315
Total assets	$3,759,412	$3,887,094

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,306	$33,096
Advance billings and customer deposits	45,625	46,664
Accrued compensation	55,585	60,903
Accrued interest	18,175	18,201
Accrued expense	126,220	95,206
Current portion of long-term debt and finance lease obligations	16,821	12,834
Liabilities held for sale	3,297	—
Total current liabilities	316,029	266,904

Long-term debt and finance lease obligations	2,135,344	2,129,462
Deferred income taxes	241,873	274,309
Pension and other post-retirement obligations	120,756	123,644
Other long-term liabilities	46,172	47,326
Total liabilities	2,860,174	2,841,645

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 477,047 and 456,343 shares outstanding as of June 30, 2023 and December 31, 2022, respectively; liquidation preference of $498,338 and $477,047 as of June 30, 2023 and December 31, 2022, respectively	349,971	328,680

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized, 116,610,525 and 115,167,193 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	1,167	1,152
Additional paid-in capital	701,287	720,442
Retained earnings (accumulated deficit)	(157,223)	(11,866)
Accumulated other comprehensive loss, net	(3,919)	(610)
Noncontrolling interest	7,955	7,651
Total shareholders’ equity	549,267	716,769
Total liabilities, mezzanine equity and shareholders’ equity	$3,759,412	$3,887,094

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2021	434	$288,576	113,647	$1,137	$740,746	$(141,599)	$(59,571)	$7,087	$547,800
Shares issued under employee plan, net of forfeitures	—	—	1,792	17	(17)	—	—	—	—
Series A preferred stock issued	3	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	9,598	—	—	(9,598)	—	—	—	(9,598)
Non-cash, share-based compensation	—	—	—	—	2,199	—	—	—	2,199
Purchase and retirement of common stock	—	—	(16)	—	(114)	—	—	—	(114)
Other comprehensive income	—	—	—	—	—	—	5,925	—	5,925
Net income (loss)	—	—	—	—	—	(115,664)	—	115	(115,549)
Balance at March 31, 2022	437	$298,174	115,424	$1,154	$733,216	$(257,263)	$(53,646)	$7,202	$430,663
Shares issued under employee plan, net of forfeitures	—	—	(28)	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	9,802	—	—	(9,802)	—	—	—	(9,802)
Non-cash, share-based compensation	—	—	—	—	2,833	—	—	—	2,833
Other comprehensive income	—	—	—	—	—	—	4,155	—	4,155
Net income (loss)	—	—	—	—	—	(1,715)	—	203	(1,512)
Balance at June 30, 2022	437	$307,976	115,396	$1,154	$726,247	$(258,978)	$(49,491)	$7,405	$426,337

Balance at December 31, 2022	456	$328,680	115,167	$1,152	$720,442	$(11,866)	$(610)	$7,651	$716,769
Shares issued under employee plan, net of forfeitures	—	—	1,738	17	(17)	—	—	—	—
Series A preferred stock issued	21	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	10,587	—	—	(10,587)	—	—	—	(10,587)
Non-cash, share-based compensation	—	—	—	—	799	—	—	—	799
Purchase and retirement of common stock	—	—	(256)	(2)	(1,034)	—	—	—	(1,036)
Other comprehensive loss	—	—	—	—	—	—	(3,012)	—	(3,012)
Net income (loss)	—	—	—	—	—	(37,104)	—	143	(36,961)
Balance at March 31, 2023	477	$339,267	116,649	$1,167	$709,603	$(48,970)	$(3,622)	$7,794	$665,972
Shares issued under employee plan, net of forfeitures	—	—	(39)	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	10,704	—	—	(10,704)	—	—	—	(10,704)
Non-cash, share-based compensation	—	—	—	—	2,388	—	—	—	2,388
Other comprehensive loss	—	—	—	—	—	—	(297)	—	(297)
Net income (loss)	—	—	—	—	—	(108,253)	—	161	(108,092)
Balance at June 30, 2023	477	$349,971	116,610	$1,167	$701,287	$(157,223)	$(3,919)	$7,955	$549,267

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(145,053)	$(117,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	157,237	144,893
Deferred income taxes	(31,259)	(11,826)
Cash distributions from wireless partnerships in excess of current earnings	—	1,661
Pension and post-retirement contributions in excess of expense	(5,537)	(19,161)
Stock-based compensation expense	3,187	5,032
Amortization of deferred financing costs and discounts	3,721	3,626
Loss on impairment of assets held for sale	77,755	126,490
Loss on disposal of assets	5,688	—
Other, net	(2,861)	(396)
Changes in operating assets and liabilities:
Accounts receivable, net	10,874	12,796
Income tax receivable	(5,141)	(1,599)
Prepaid expenses and other assets	(3,930)	(3,890)
Accounts payable	2,748	5,572
Accrued expenses and other liabilities	(110)	(4,632)
Net cash provided by operating activities	67,319	141,505

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(280,860)	(332,914)
Purchase of investments	—	(39,959)
Proceeds from sale and maturity of investments	91,623	126,554
Proceeds from sale of assets	6,801	1,794
Proceeds from business dispositions	—	26,042
Net cash used in investing activities	(182,436)	(218,483)

Cash flows from financing activities:
Payment of finance lease obligations	(7,121)	(4,524)
Share repurchases for minimum tax withholding	(1,036)	(114)
Net cash used in financing activities	(8,157)	(4,638)
Change in cash and cash equivalents	(123,274)	(81,616)
Cash and cash equivalents at beginning of period	325,852	99,635
Cash and cash equivalents at end of period	$202,578	$18,019

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

Leveraging our advanced fiber network spanning approximately 58,800 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

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

On December 7, 2021, we closed on the final stage of the investment agreement (the “Investment Agreement”) entered into on September 13, 2020 with an affiliate of Searchlight.  In connection with the Investment Agreement, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company and hold a combination of Series A perpetual preferred stock and approximately 34% of the Company’s outstanding common stock as of June 30, 2023. For a more complete discussion of the transaction, refer to Note 4.

Cost Savings Initiative

In July 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. This initiative includes a reduction in workforce, consolidation and elimination of certain facilities and review of our product offerings. We anticipate incurring costs of approximately $10.0 million to $15.0 million during the next nine to twelve months to implement and execute the plan. The scope of the plan is expected to be finalized during the second half of 2023.

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

The following table summarizes the activity in ACL for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
(In thousands)	2023	2022
Balance at beginning of year	$11,470	$9,961
Provision charged to expense	4,140	4,230
Write-offs, less recoveries	(3,190)	(3,669)
Balance at end of year	$12,420	$10,522

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04 (“ASU 2020-04”), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,

to extend the optional relief guidance in Topic 848 from December 31, 2022 to December 31, 2024. The adoption of this guidance in 2023 did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$71,339	$67,592	$139,300	$133,503
Voice services	31,352	36,643	63,615	74,095
Video services	9,362	14,359	18,956	28,725
	112,053	118,594	221,871	236,323
Commercial:
Data services (includes VoIP)	53,230	57,113	106,364	115,008
Voice services	32,236	35,775	64,867	72,114
Other	10,378	11,287	20,134	22,847
	95,844	104,175	191,365	209,969
Carrier:
Data and transport services	31,224	36,263	64,147	69,748
Voice services	4,263	3,718	8,630	7,570
Other	313	354	663	745
	35,800	40,335	73,440	78,063
Subsidies	7,072	6,534	14,108	13,117
Network access	22,747	24,846	47,191	51,059
Other products and services	1,646	3,906	3,313	10,137
Total operating revenues	$275,162	$298,390	$551,288	$598,668

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	June 30,
(In thousands)	2023	2022
Accounts receivable, net	$100,827	$117,479
Contract assets	30,071	24,928
Contract liabilities	56,963	56,659

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions and certain contract fulfillment costs. These costs are deferred and amortized over the expected customer life. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the three months ended June 30, 2023 and 2022, the Company recognized expense of $3.2 million and $3.1 million, respectively, related to deferred contract acquisition costs. During the six months ended June 30, 2023 and 2022, the Company recognized expense of $6.7 million and $6.2 million, respectively, related to deferred contract acquisition costs

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the three months ended June 30, 2023 and 2022, the Company recognized previously deferred revenues of $100.8 million and $122.6 million, respectively.

For the six months ended June 30, 2023 and 2022, the Company recognized previously deferred revenues of $221.5 million and $244.2 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of June 30, 2023.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Loss from continuing operations	$(108,092)	$(10,591)	$(145,053)	$(129,687)
Less: dividends on Series A preferred stock	10,704	9,802	21,291	19,400
Less: net income attributable to noncontrolling interest	161	203	304	318
Loss from continuing operations attributable to common shareholders	(118,957)	(20,596)	(166,648)	(149,405)
Income from discontinued operations attributable to common shareholders	—	9,079	—	12,626
Net loss attributable to common shareholders	$(118,957)	$(11,517)	$(166,648)	$(136,779)

Weighted-average number of common shares outstanding	113,050	111,697	112,995	111,694

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(1.05)	$(0.18)	$(1.47)	$(1.33)
Income from discontinued operations	—	0.08	—	0.11
Net loss per common share attributable to common shareholders - basic and diluted	$(1.05)	$(0.10)	$(1.47)	$(1.22)

Diluted EPS attributable to common shareholders for the three months ended June 30, 2023 and 2022 excludes 3.6 million and 3.7 million potential common shares related to our share-based compensation plan, respectively, because the inclusion of the potential common shares would have an antidilutive effect.  For the six months ended June 30, 2023 and 2022, diluted EPS attributable to common shareholders excludes 3.0 million and 3.1 million potential common shares, respectively.

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

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of June 30, 2023 and December 31, 2022, the total shares of common stock issued to Searchlight represent approximately 34% of the Company’s outstanding common stock.

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

With the strategic investment from Searchlight, we intend to enhance our fiber infrastructure and accelerate the investment in our network, which will include the upgrade of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses. Our fiber build plan includes the upgrade of approximately 225,000 homes and small businesses in 2023.

5.  DIVESTITURES

Washington Operations

On July 10, 2023, we entered into a definitive agreement to sell all of the issued and outstanding stock of our business located in Washington, Consolidated Communications of Comerco Company (“CCCC”), which directly owns all of the issued and outstanding shares of Consolidated Communications of Washington Company (“CCWC” and together with CCCC”, the “Washington operations”), for gross cash proceeds of approximately $73.0 million, subject to customary working capital adjustments and other post-closing purchase price adjustments. The transaction is expected to close in the second half of 2024 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions. The asset sale aligns with our ongoing strategic asset review and focus on our fiber expansion plans in our core broadband regions.

At June 30, 2023, the major classes of assets and liabilities to be sold were classified as held for sale in the condensed consolidated balance sheet and consisted of the following:

(In thousands)
Current assets	$1,018
Property, plant and equipment	29,219
Goodwill	114,946
Other long-term assets	1,569
Impairment to net realizable value	(77,755)
Total assets	$68,997

Current liabilities	$1,983
Other long-term liabilities	1,314
Total liabilities	$3,297

During the three months ended June 30, 2023, the carrying value of the net assets to be sold were reduced to their estimated fair value of approximately $65.7 million, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy. As a result, we recognized an impairment loss of $77.8 million during the three and six months ended June 30, 2023.

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

In connection with the classification as assets held for sale during the three months ended March 31, 2022, the carrying value of the net assets was reduced to their estimated fair value and we recognized an impairment loss of $126.5 million during the six months ended June 30, 2022. During the three months ended September 30, 2022, we recognized an additional impairment loss of $5.2 million as a result of an increase in net assets held for sale and estimated selling costs during the period. During the three months ended December 31, 2022, we recognized an additional loss on the sale of $16.8 million as a result of purchase price adjustments and an increase in net assets held for sale and estimated selling costs during the period. During the six months ended June 30, 2023, we recognized an additional loss on sale of $2.1 million as a result of expected purchase price adjustments and changes in working capital.

Ohio Operations

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC” or the “Ohio Operations”). CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and included approximately 3,800 access lines and 3,900 data connections.  The sale was completed on January 31, 2022 for gross cash proceeds of $26.1 million, including customary working capital adjustments. The asset sale aligns with our strategic asset review and focus on our core broadband regions. In September 2021, in connection with the expected sale, the carrying value of the net assets were reduced to their estimated fair value and we recognized an impairment loss of $5.7 million during the three months ended September 30, 2021.  During the six months ended June 30, 2022, we recognized an additional loss on the sale of $0.5 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations as a result of changes in estimated selling costs.

6.  INVESTMENTS

Our investments are as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Short-term investments:
Held-to-maturity debt securities	$—	$87,951

Long-term investments:
Cash surrender value of life insurance policies	$3,067	$2,774
CoBank, ACB Stock	5,755	7,250
Other	273	273
	$9,095	$10,297

Held-to-Maturity Debt Securities

Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months and less than one year are classified as short-term investments.  Held-to maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are recognized in earnings. Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At June 30, 2023, we had no held-to-maturity investments. At December 31, 2022, we had $88.0 million of investments in commercial paper included in short-term investments. The investments have original maturities of less than one year. As of December 31, 2022, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

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

Discontinued Operations

Investments at Cost

We owned 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also owned 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we accounted for these investments at our initial cost less any impairment because fair value was not readily available for these investments.  For these investments, we adjusted the carrying value for any purchases or sales of our ownership interests, if any. Prior to classification as discontinued operations, we recorded distributions received from these investments as investment income in non-operating income (expense). For the three and six months ended June 30, 2022, we received cash distributions from these partnerships of $5.2 million and $9.0 million, respectively.

Equity Method

We owned 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we had significant influence over the operating and financial policies of these three entities, we accounted for the investments using the equity method. Prior to classification as discontinued operations, income was recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions were recorded as a reduction in our investment.  For the three and six months ended June 30, 2022, we received cash distributions from these partnerships of $6.1 million and $10.5 million, respectively.

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

The results of discontinued operations included in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2022	June 30, 2022
Investment income	$9,821	$17,884
Gain on sale of discontinued operations	—	—
Income from discontinued operations, before income taxes	9,821	17,884
Income tax expense	742	5,258
Net income from discontinued operations	$9,079	$12,626

In connection with the sale of the partnership interests, we expect to recognize a taxable gain of approximately of $477.7 million on the transaction. For federal income tax purposes, we expect to utilize our available net operating loss carryforwards to offset the taxable gain.  For state income tax purposes, we are estimating approximately $8.0 million in state tax liabilities.

In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. During the three and six months ended June 30, 2022, cash provided by operating activities for discontinued operations was $11.3 million and $19.5 million, respectively.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 were as follows:

		As of June 30, 2023
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$1,039	$—	$1,039	$—
Long-term interest rate swap assets	3,998	—	3,998	—
Total	$5,037	$—	$5,037	$—

As of December 31, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$5,959	$—	$5,959	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023		As of December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,142,007	$1,771,411	$2,141,176	$1,759,430

Investments

Our investments as of June 30, 2023 and December 31, 2022 accounted for at cost consisted primarily of our investment in CoBank. It is impracticable to determine the fair value of this investment.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements. We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Senior secured credit facility:
Term loans, net of discounts of $7,868 and $8,699 at June 30, 2023 and December 31, 2022, respectively	$992,007	$991,176
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	400,000
Finance leases	41,894	35,746
	2,183,901	2,176,922
Less: current portion of long-term debt and finance leases	(16,821)	(12,834)
Less: deferred debt issuance costs	(31,736)	(34,626)
Total long-term debt	$2,135,344	$2,129,462

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

On April 17, 2023, the Company entered into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”) to replace remaining LIBOR-based benchmark rates with Secured Overnight Financing Rate (“SOFR”)-based benchmark rates. As part of the replacement to SOFR-benchmark rates, borrowings will include an adjustment of 0.11%, 0.26% and 0.43% for borrowings of one, three and six month loans, respectively.  With the amendment, the interest rate of the Term Loans is 3.50% plus SOFR plus the SOFR adjustment (subject to a 0.75% SOFR floor).

The revolving credit facility has a maturity date of October 2, 2027 and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At June 30, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $35.4 million were outstanding under our revolving credit facility as of June 30, 2023.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility. As of June 30, 2023, $214.6 million was available for borrowing under the revolving credit facility, subject to certain covenants.

The weighted-average interest rate on outstanding borrowings under our credit facility was 8.77% and 7.63% as of June 30, 2023 and December 31, 2022, respectively. Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 6.35:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of June 30, 2023, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 5.59:1.00.  As of June 30, 2023, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contain customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions. The indentures also contain customary events of default.  As of June 30, 2023, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

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

The following interest rate swaps were outstanding as of June 30, 2023:

	Notional
(In thousands)	Amount	2023 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating LIBOR (with floor)	$500,000	Prepaid expenses and other current assets	$1,039
Forward starting fixed to 1-month floating SOFR	$500,000	Other long-term assets	3,998
Total Fair Values			$5,037

Our fixed to 1-month floating LIBOR interest rate swap agreements matured on July 31, 2023. The forward-starting interest rate swap agreements, which became effective July 31, 2023, have a fixed rate of 3.941% and mature on September 30, 2026.

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

As of June 30, 2023 and December 31, 2022, the total pre-tax unrealized gain related to our interest rate swap agreements included in AOCI was $5.1 million and $6.9 million, respectively.  From the balance in AOCI as of June 30, 2023, we expect to recognize a gain of approximately $7.4 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Unrealized gain recognized in AOCI, pretax	$4,180	$3,899	$4,133	$10,172
Deferred gain (loss) reclassified from AOCI to interest expense	$3,231	$(1,791)	$5,909	$(3,602)

10. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements. These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material. Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification. During the three months ended June 30, 2022, we entered into a dark fiber IRU arrangement for exclusive access to and unrestricted use of specific assets. The arrangement was recognized as a sale-type lease as the term of the arrangement is for a major part of the assets’ remaining economic life. During the three months ended June 30, 2022, we recognized revenue of $3.1 million and a gain of $0.9 million related to this arrangement. During the three and six months ended June 30, 2023, we did not enter into any such arrangements.

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

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. As of December 31, 2022, the liquidation preference of the Series A Preferred Stock was $477.0 million, which included accrued and unpaid dividends of $20.7 million. On January 1, 2023, the Company paid dividends in-kind of $20.7 million or 20,704 shares. As of June 30, 2023, the liquidation preference of the Series A Preferred Stock was $498.3 million, which includes accrued and unpaid dividends of $21.3 million. Searchlight is the sole holder of all of the issued and outstanding shares of the Company’s Series A Preferred Stock. The Company intends to exercise the paid-in-kind dividend option on the Series A Preferred Stock through at least 2025.

12. SHAREHOLDERS’ EQUITY

Share-Based Compensation

Our Board of Directors (or its Compensation Committee) may grant share-based awards from our shareholder approved Consolidated Communications Holdings, Inc. Long-Term Incentive Plan, as amended and/or restated (the “Plan”). The Plan permits the issuance of awards in the form of stock options, stock appreciation rights, stock grants, and stock unit grants to eligible directors and employees at the discretion of the Compensation Committee of the Board of Directors. On February 26, 2023, our Board of Directors adopted, and on May 1, 2023, the shareholders approved an amendment to the Plan to increase by 5,280,000 shares the number of shares of our common stock authorized for issuance under the Plan.  With the amendment, approximately 15,330,000 shares of our common stock are authorized for issuance under the Plan, provided that in any calendar year an eligible employee may be granted no more than 300,000 stock options or 300,000 stock appreciation rights, and a non-employee director may be granted no more than 25,000 stock options or 25,000 stock appreciation rights.  In addition, stock awards and stock unit awards granted to an employee in any calendar year may not cover shares having a fair market value on the date of grant that exceeds $6,000,000 ($500,000 in the case of a non-employee director). Unless terminated sooner, the Plan will continue in effect until April 30, 2028.

The following table summarizes total compensation costs recognized for share-based payments during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Restricted stock	$1,240	$1,411	$2,163	$2,441
Performance shares	1,148	1,422	1,024	2,591
Total	$2,388	$2,833	$3,187	$5,032

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2023, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $15.7 million and will be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes the RSA and PSA activity for the six-month period ended June 30, 2023:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2022	1,185,980	$5.84	1,464,058	$7.07
Shares granted	1,695,071	$3.02	370,667	$5.41
Shares vested	(82,644)	$6.28	(705,432)	$7.64
Shares forfeited, cancelled or retired	(204,121)	$5.76	(162,609)	$8.20
Non-vested shares outstanding - June 30, 2023	2,594,286	$3.99	966,684	$7.06

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the six-month period ended June 30, 2023:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2022	$(5,738)	$5,128	$(610)
Other comprehensive gain before reclassifications	—	3,055	3,055
Amounts reclassified from accumulated other comprehensive loss	(1,998)	(4,366)	(6,364)
Net current period other comprehensive income	(1,998)	(1,311)	(3,309)
Balance at June 30, 2023	$(7,736)	$3,817	$(3,919)

The following table summarizes reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the
(In thousands)	2023	2022	2023	2022	Statement of Income
Amortization of pension and post-retirement items:
Prior service credit	$133	$195	$265	$389	(a)
Actuarial gain (loss)	1,223	(123)	2,446	(246)	(a)
	1,356	72	2,711	143	Total before tax
	(357)	(20)	(713)	(39)	Tax expense
	$999	$52	$1,998	$104	Net of tax

Gain (loss) on cash flow hedges:
Interest rate derivatives	$3,231	$(1,791)	$5,909	$(3,602)	Interest expense
	(844)	467	(1,543)	939	Tax (expense) benefit
	$2,387	$(1,324)	$4,366	$(2,663)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 13 for further discussion regarding our pension and other post-retirement benefit plans.

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

We also maintain non-qualified supplemental retirement plans (the “Supplemental Plans” and, together with the defined benefit pension plans, the “Pension Plans”).  The Supplemental Plans provide supplemental retirement benefits to certain former employees by providing for incremental pension payments to partially offset the reduction of the amount that would have been payable under the qualified defined benefit pension plans if it were not for limitations imposed by federal income tax regulations. The Supplemental Plans are closed to all new entrants. These plans are unfunded and have no assets.  The benefits paid under the Supplemental Plans are paid from the general operating funds of the Company.

The following table summarizes the components of net periodic pension benefit for our Pension Plans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Interest cost	$7,357	$5,558	$14,713	$11,116
Expected return on plan assets	(7,850)	(9,206)	(15,700)	(18,412)
Net amortization loss	72	154	144	308
Net prior service cost amortization	30	30	61	61
Net periodic pension benefit	$(391)	$(3,464)	$(782)	$(6,927)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Service cost	$19	$145	$38	$290
Interest cost	750	677	1,500	1,354
Expected return on plan assets	(47)	(53)	(94)	(106)
Net amortization gain	(1,295)	(31)	(2,590)	(62)
Net prior service credit amortization	(163)	(225)	(326)	(450)
Net periodic post-retirement cost (benefit)	$(736)	$513	$(1,472)	$1,026

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We elected to participate in the American Rescue Plan Act of 2021 (“ARPA”) beginning with the 2021 plan year.  ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions to provide funding relief for employers. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We expect that for the year ended December 31, 2023, no pension contributions will be required as we will use our current pre-funded balance to satisfy the minimum contribution requirements under ARPA. We expect to contribute approximately $6.2 million to our Post-retirement Plans in 2023. As of June 30, 2023, we have contributed $3.2 million of the annual contribution to the Post-retirement Plans.

14. INCOME TAXES

Our unrecognized tax benefits as of June 30, 2023 and December 31, 2022 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of June 30, 2023 and December 31, 2022. We do not expect any material change in our unrecognized tax benefits during the remainder of 2023.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of June 30, 2023, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

Our effective tax rate was 14.6% and 16.0% for the three months ended June 30, 2023 and 2022, respectively and 17.5% and 11.5% for the six months ended June 30, 2023 and 2022, respectively. On July 10, 2023, we entered into a definitive agreement to sell our Washington operations. As a result, we recorded an increase of $14.3 million to our current tax expense for the three and six months ended June 30, 2023 related to the $77.8 million impairment loss of noncash goodwill that is not deductible for tax purposes. On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our Kansas City operations. As a result, we recorded an increase to our current tax expense of $1.0 million and $17.9 million for the three and six months ended June 30, 2022, respectively, related to the $83.7 million impairment loss of noncash goodwill that is not deductible for tax purposes. The transaction to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio closed on January 31, 2022. As a result, we recorded an increase of $0.2 million and $3.4 million to our current tax expense for the three and six months ended June 30, 2022, respectively, related to $16.3 million of noncash goodwill included in the sale that is not deductible for tax purposes. The Company does not consider these sales transactions and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations. Exclusive of these divestiture related adjustments, our effective tax rate for the three months ended June 30, 2023 and 2022 would have been approximately 25.7% and 25.5%, respectively, and approximately 25.5% and 26.0% for the six months ended June 30, 2023 and 2022, respectively. In addition, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

Pole Sale

On December 30, 2020, the Company reached an agreement to sell to Public Service Company of New Hampshire d/b/a Eversource Energy (“Eversource”) its joint ownership interest in approximately 343,000 poles and its sole ownership interest in approximately 3,800 poles located in the Eversource electric service area. The agreement also included the settlement of all vegetation maintenance costs disputed between the Company and Eversource through December 2020. The Company recognized a net loss of $1.9 million during the quarter ended December 31, 2020 associated with the execution of this agreement. Upon the closing of the sale, the Company would become a tenant on the poles and will pay pole attachment fees to Eversource. The Company would also no longer have any future obligations associated with vegetation maintenance. The purchase and sale transaction required regulatory approval by the New Hampshire Public Utilities Commission (“NHPUC”) and was submitted for approval by the parties in 2021. Formal hearings on the transaction concluded in May 2022. The NHPUC issued its order on November 18, 2022. The New England Cable and Telecommunications Alliance filed a motion for reconsideration and both parties filed a motion for clarification. During the three months ended December 31, 2022, the Company recorded an additional loss on the proposed sale of $8.3 million as a result of the November 18, 2022 NHPUC order which included certain adjustments to components of the purchase price and expense allocations between Eversource and the Company. The Company also increased its estimated closing costs necessary to complete the sale. The sale of the poles closed on May 1, 2023. During the three and six months ended June 30, 2023, we recognized an additional loss on the sale of $2.4 million and $3.6 million, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Quarterly Report on Form 10-Q, including those relating to the Take Private Proposal, the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions. There are a number of risks, uncertainties and conditions that may cause the actual results of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to differ materially from those expressed or implied by these forward-looking statements including: (1) significant competition in all parts of our business and among our customer channels; (2) our ability to adapt to rapid technological changes; (3) shifts in our product mix that may result in a decline in operating profitability; (4) public health threats, including the novel coronavirus (“COVID-19”) pandemic; (5) continued receipt of support from various funds established under federal and state laws; (6) disruptions in our networks and infrastructure and any related service delays or disruptions could cause us to lose customers and incur additional expenses; (7) cyber-attacks may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business; (8) our ability to fund capital expenditures required  for our operations; (9) our ability to obtain and maintain necessary rights-of-way for our networks; (10) our ability to obtain necessary hardware, software and operational support from third-party vendors; (11) the impact of rising video content costs; (12) our ability to enter into new collective bargaining agreements or renew existing agreements; (13) our ability to attract and/or retain certain key management and other personnel in the future; (14) risks associated with acquisitions and the realization of anticipated benefits from such acquisitions; (15) increasing attention to, and evolving expectations for, environmental, social and governance initiatives; (16) the impact of unfavorable changes in financial markets on our pension plan investments; (17) weak economic conditions, and (18) the other risk factors described in Part I, Item 1A of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Many of these circumstances are beyond our ability to control or predict.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report.  Furthermore, undue reliance should not be placed on forward-looking statements, which are based on the information currently available to us and speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the Securities and Exchange Commission (the “SEC”), we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three and six months ended June 30, 2023 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.  We operate an advanced fiber network spanning over 58,800 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.  We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers.  As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product. Our investment in more competitive broadband speeds is critical to our long-term success.  Our strategic investment with Searchlight Capital Partners L.P. (“Searchlight”) combined with the refinancing of our capital structure in 2020 provided us with additional capital that has enabled us to accelerate our fiber expansion plans and provided significant benefits to our consumer, commercial and carrier customers. With this strategic investment, we are enhancing our fiber infrastructure and accelerating our investments in high-growth and competitive areas.  By leveraging our existing dense core fiber network and an accelerated build plan, we expect to be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities. As part of our multi-year fiber expansion plan, we plan to upgrade approximately 1.6 million passings to fiber across select service areas to enable multi-Gig capable services to these homes and small businesses including more than 1 million passings within our northern New England service areas. The ultimate total passings will be dependent upon, amongst other things, our ability to secure Public Private Partnership grant arrangement opportunities.

Our fiber build plan includes the upgrade of approximately 225,000 homes and small businesses in 2023. During the three and six months ended June 30, 2023, we upgraded approximately 57,440 and 111,300 passings, respectively and added approximately 18,650 and 30,990 consumer fiber Gig-capable subscribers, respectively. During the year ended December 31, 2022, we upgraded approximately 403,000 passings. As of June 30, 2023, approximately 43% of our passings were at least 1 Gig capable, as compared to 22% at December 31, 2021.

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

As we continue to increase broadband speeds, we believe that we will also be able to simultaneously enhance our commercial product offerings to meet the needs of our business customers. By leveraging our advanced fiber network, we can tailor our services for business customers by developing solutions to fit their specific needs. We offer fiber broadband connectivity and cloud-based services to deliver differentiated solutions targeting customers ranging from small businesses to large enterprises and carriers. We are focused on driving fiber connectivity, achieving data services growth and standardizing our commercial product portfolio, which increases efficiency and enables greater scalability and reliability for businesses.

Operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase.  Total voice connections decreased 14% as of June 30, 2023 compared to the same period in 2022. We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

Our competitive multi-gig broadband speeds enable us to meet consumer demand for higher bandwidth for streaming programming or on-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their linear video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 48% as of June 30, 2023 compared to the same period in 2022 as a result of a divestiture in November 2022, which accounted for approximately 19% of the decline, and our plan to de-emphasize our linear video services and transition customers to streaming and over-the-top video services. We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content including services offered through our streaming partnerships.

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

In connection with an investment agreement entered into with an affiliate of Searchlight on September 13, 2020, affiliates of Searchlight have invested an aggregate of $425.0 million in the Company and hold a combination of Series A perpetual preferred stock and approximately 34% of the Company’s outstanding common stock as June 30, 2023. Searchlight is the sole holder of all of the issued and outstanding shares of the Company’s Series A Preferred Stock.

Cost Savings Initiative

In July 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. This initiative includes a reduction in workforce, consolidation and elimination of certain facilities and review of our product offerings. These cost savings initiatives are expected to result in annualized savings of approximately $30.0 million commencing in the second half of 2023. We anticipate incurring costs of approximately $10.0 million to $15.0 million during the next nine to twelve months to implement and execute the plan. The scope of the plan is expected to be finalized during the second half of 2023.

Discontinued Operations - Sale of Investment in Wireless Partnerships

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. Our wireless partnership investment consisted of ownership in five wireless partnerships: 2.34% of GTE Mobilnet of South Texas Limited Partnership, 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership, 3.60% of Pittsburgh SMSA Limited Partnership, 16.67% of Pennsylvania RSA No. 6(I) Limited Partnership and 23.67% of Pennsylvania RSA No. 6(II) Limited Partnership.  We intend to use the proceeds from the sale to support our fiber expansion plan. The financial results of the limited partnership interests have been reported as discontinued operations in our condensed consolidated financial statements for all prior periods presented. In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. For the three and six months ended June 30, 2022, we recognized investment income of $9.8 million and $17.9 million, respectively, and received cash distributions of $11.3 million and $19.5 million, respectively, from these wireless partnerships.

Divestitures

On July 10, 2023, we entered into a definitive agreement to sell our business located in the Washington market (“the “Washington operations”), for gross cash proceeds of approximately $73.0 million, subject to customary working capital adjustments and other post-closing purchase price adjustments. At June 30, 2023, the assets and liabilities to be sold were classified as assets held for sale in the condensed consolidated balance sheet. During the three months ended June 30, 2023, in connection with the expected sale, the carrying value of the net assets to be sold were reduced to their estimated fair value of approximately $65.7 million, which was determined based on the estimated selling price less costs to sell. As a result, we recognized an impairment loss of $77.8 million during the three and six months ended June 30, 2023. The transaction is expected to close in the second half of 2024 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions.

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”). The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and included approximately 17,100 consumer customers and 1,600 commercial customers. For the three and six months ended June 30, 2022, operating revenues for the Kansas City operations were $14.7 million or 4.9% and $26.4 million or 4.4%, respectively, of total consolidated operating revenues. In connection with the sale, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $126.5 million and $5.2 million during the three months ended March 31, 2022 and September 30, 2022, respectively. The sale closed on November 30, 2022 for gross cash proceeds of $82.1 million, subject to the finalization of certain working capital and other post-closing purchase price adjustments. During the quarter ended December 31, 2022, we recognized a loss on the sale of $16.8 million as a result of purchase price adjustments and an increase in net assets held for sale and estimated selling costs during the period. During the six months ended June 30, 2023, we recognized an additional loss on the sale of $2.1 million as a result of expected purchase price adjustments and changes in working capital.

On January 31, 2022, we completed the sale of substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC” or the “Ohio operation”) for gross cash proceeds of $26.1 million, including customary working capital adjustments. CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and included approximately 3,800 access lines, 3,900 data connections and 1,400 video connections. The asset sales align with our strategic asset review and focus on our core broadband regions. We intend to use the proceeds from the asset sales to further our fiber expansion plans.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the three and six months ended June 30, 2023 and 2022.

Financial Data

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except for percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$71.3	$67.6	$3.7	5%	$139.3	$133.5	$5.8	4%
Voice services	31.3	36.6	(5.3)	(14)	63.6	74.1	(10.5)	(14)
Video services	9.4	14.3	(4.9)	(34)	19.0	28.7	(9.7)	(34)
	112.0	118.5	(6.5)	(5)	221.9	236.3	(14.4)	(6)
Commercial:
Data services (includes VoIP)	53.3	57.1	(3.8)	(7)	106.4	115.0	(8.6)	(7)
Voice services	32.3	35.8	(3.5)	(10)	64.9	72.1	(7.2)	(10)
Other	10.3	11.3	(1.0)	(9)	20.1	22.9	(2.8)	(12)
	95.9	104.2	(8.3)	(8)	191.4	210.0	(18.6)	(9)
Carrier:
Data and transport services	31.2	36.3	(5.1)	(14)	64.1	69.8	(5.7)	(8)
Voice services	4.2	3.7	0.5	14	8.6	7.5	1.1	15
Other	0.4	0.4	—	—	0.7	0.8	(0.1)	(13)
	35.8	40.4	(4.6)	(11)	73.4	78.1	(4.7)	(6)

Subsidies	7.1	6.5	0.6	9	14.1	13.1	1.0	8
Network access	22.8	24.9	(2.1)	(8)	47.2	51.1	(3.9)	(8)
Other products and services	1.6	3.9	(2.3)	(59)	3.3	10.1	(6.8)	(67)
Total operating revenues	275.2	298.4	(23.2)	(8)	551.3	598.7	(47.4)	(8)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	127.0	135.9	(8.9)	(7)	258.9	271.8	(12.9)	(5)
Selling, general and administrative costs	83.5	75.5	8.0	11	164.8	148.8	16.0	11
Loss on impairment of assets held for sale	77.8	—	77.8	100	77.8	126.5	(48.7)	(38)
Loss on disposal of assets	2.4	—	2.4	100	5.7	—	5.7	100
Depreciation and amortization	79.5	72.5	7.0	10	157.2	144.9	12.3	8
Total operating expenses	370.2	283.9	86.3	30	664.4	692.0	(27.6)	(4)
Loss from operations	(95.0)	14.5	(109.5)	(755)	(113.1)	(93.3)	(19.8)	(21)
Interest expense, net	(36.9)	(30.2)	6.7	22	(70.8)	(59.7)	11.1	19
Other income, net	5.4	3.1	2.3	74	8.2	6.5	1.7	26
Income tax benefit	(18.5)	(2.0)	16.5	825	(30.7)	(16.8)	13.9	83
Loss from continuing operations	(108.0)	(10.6)	(97.4)	(919)	(145.0)	(129.7)	(15.3)	(12)
Income from discontinued operations, net of tax	—	9.1	(9.1)	(100)	—	12.6	(12.6)	(100)
Dividends on Series A preferred stock	10.7	9.8	0.9	9	21.3	19.4	1.9	10
Net income attributable to noncontrolling interest	0.2	0.2	—	—	0.3	0.3	—	—
Loss attributable to common shareholders	$(118.9)	$(11.5)	$(107.4)	(934)	$(166.6)	$(136.8)	$(29.8)	(22)

Adjusted EBITDA from continuing operations (1)	$76.9	$96.2	$(19.3)	(20)%	$152.3	$195.2	$(42.9)	(22)%
Adjusted EBITDA (1)	$76.9	$107.5	$(30.6)	(28)%	$152.3	$214.7	$(62.4)	(29)%

(1)	Adjusted EBITDA from continuing operations and Adjusted EBITDA are non-GAAP measures. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure. Adjusted EBITDA includes investment distributions from discontinued operations.

Key Operating Statistics

	As of June 30,
	2023	2022	Change	% Change
Consumer customers	487,680	505,614	(17,934)	(4)%

Fiber Gig+ capable	153,860	103,455	50,405	49
DSL/Copper	222,969	277,758	(54,789)	(20)
Consumer data connections	376,829	381,213	(4,384)	(1)

Consumer voice connections	258,680	306,458	(47,778)	(16)
Video connections	28,934	55,225	(26,291)	(48)

As of June 30, 2022, the operating statistics included approximately 3,380 fiber consumer data connections, 11,244 DSL/Copper consumer data connections, 7,052 consumer voice connections and 14,246 video connections for our Kansas City operations, which was sold on November 30, 2022. Prior period amounts have not been adjusted to reflect the sale.

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

Broadband services revenues increased $3.7 million and $5.8 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The change in broadband services revenue was reduced in part by the sale of substantially all of the assets of our Kansas City and Ohio operations in 2022, which resulted in a decrease of broadband services revenues of $1.8 million and $3.8 million for the three and six months ended June 30, 2023 compared to 2022, respectively. Broadband services revenue continued to increase primarily as a result of price increases and growth in fiber Internet services as fiber data connections continue to increase. In addition, a greater mix of our subscribers are shifting towards higher broadband speeds and electing to subscribe to our 1 Gig or higher product.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans. The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $5.3 million and $10.5 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to a 17% decline in access lines. In addition, the sale of our Kansas City and Ohio operations in 2022 accounted for $0.5 million and $1.2 million of the decrease during the three and six months ended June 30, 2023, respectively. The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines. We expect to continue to experience erosion in voice connections due to competition from alternative technologies.

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

Video services revenues decreased $4.9 million and $9.7 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to the continued decline in connections as well as the sale of our Kansas City and Ohio operations in 2022, which accounted for $2.7 million and $5.4 million of the decrease, respectively. We expect to continue to experience a decline in video connections as we de-emphasize our linear video subscriptions and transition customers to streaming services, which may amplify the demand for higher broadband speeds to facilitate streaming content.

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

Data services revenues decreased $3.8 million and $8.6 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, of which $4.1 million and $8.4 million, respectively, is due to the sale of the Kansas City operations in 2022. The remaining change was due to continued growth in dedicated Internet access, which was reduced by declines in Metro Ethernet as a result of customer churn. In recent years, the growth in data services revenues has been impacted by customer churn from increased competition and price compression as customers are migrating from legacy data connection products to more competitive products with a lower average revenue per user.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate. Voice services revenues decreased $3.5 million and $7.2 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to a 15% decline in access lines as commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet based voice services can offer. The sale of our Kansas City and Ohio operations in 2022 accounted for $1.3 million and $2.8 million of the decrease for the three and six months ended June 30, 2023, respectively.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 911 service revenues. Other services revenues decreased $1.0 million and $2.8 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to a decline in business equipment sales and custom construction revenues.

Carrier

Data and Transport Services

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services. Data and transport services revenues decreased $5.1 million and $5.7 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, of which $3.4 million and $3.6 million, respectively, is due to the sale of the Kansas City operations in 2022. The remaining decline was due to a decrease in Ethernet services as a result of customer churn. Colocation and cellular backhaul revenue also declined from prior year periods as a result of a reduction in pricing of recent contract renewals with our wireless backhaul partners. We expect to recognize further declines in cellular backhaul revenue as a result of new pricing in 2023 and ongoing contract renewals.

Voice Services

We provide basic local phone service packages with customized features for resell by wholesale customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.  Voice services revenues increased $0.5 million and $1.1 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily as a result of rate increases in 2023 for business data services.

Other

Other services revenues include conduit and other asset lease revenue as well as other miscellaneous revenue. Other services revenues decreased $0.1 million during the six months ended June 30, 2023 compared to the same period in 2022 due to a decline in conduit lease revenue.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues increased $0.6 million and $1.0 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to an increase in state subsidies support.  See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $2.1 million and $3.9 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to the continuing decline in minutes of use, voice connections and carrier circuits as carriers transition to Ethernet based transport solutions. However, end user access revenue increased due to an increase in the Federal and State Universal Service Fund Contribution Factors as compared to the same periods in 2022.

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

Other products and services revenues decreased $2.3 million and $6.8 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to the recognition of Public Private Partnership construction projects in 2022.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $8.9 million and $12.9 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Video programming costs decreased as a result of a decline in video connections and the sale of the Kansas City operations in late 2022. Access expense decreased related to additional fiber costs in 2022 for Public Private Partnership agreements. However, required contributions to the Federal and State Universal Service Funds (“USF”) increased as a result of an increase in the annual funding rates in 2023. Utility and fuel costs also increased in the current year.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $8.0 million and $16.0 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Professional fees increased for various system enhancements and customer service improvement initiatives. Advertising expense increased due to greater promotional activities surrounding the continued marketing of our new fiber broadband products. In addition, employee labor costs increased from the prior year period due to additional headcount and severance costs incurred in the six months ended June 30, 2023. However, selling, general and administrative costs were reduced in part by a decline in property and real estate taxes in 2023.

Loss on Impairment of Assets Held for Sale

In connection with the classification of the Washington operations as held for sale in 2023, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $77.8 million during the three and six months ended June 30, 2023. During the six months ended June 30, 2022, we recognized an impairment loss of $126.5 million on the classification of substantially all of the assets of the Kansas City operations as held for sale in 2022.

Loss on Disposal of Assets

As described above, we recognized an additional loss of $2.1 million during the six months ended June 30, 2023 on the sale of substantially all of the assets of our Kansas City operations as a result of purchase price adjustments and working capital changes. We also recognized a loss of $2.4 million and $3.6 million related to the sale of certain utility poles during the three and six months ended June 30, 2023, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $7.0 million and $12.3 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to ongoing capital expenditures related to the fiber network expansion and customer service improvements as well as success-based capital projects for consumer and commercial services. However, amortization expense declined for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined due to the classification of the Kansas City assets as held for sale in the first quarter of 2022.

Reclassifications

Certain amounts in our 2022 condensed consolidated financial statements have been reclassified to conform to the current year presentation, primarily related to the presentation of the financial results for our wireless partnership interests as discontinued operations.

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

The annual FCC price cap filing was made on June 16, 2023 and became effective on July 3, 2023.  The net impact is an increase of approximately $1.9 million in network access and CAF ICC support funding for the July 2023 through June 2024 tariff period.

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

Our Texas Incumbent Local Exchange Carriers (“ILECs”) have historically received support from two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the High Cost Assistance Fund (“HCAF”).  In December 2020, the PUCT announced a TUSF funding shortfall and would be reducing all funded carriers support by 64% beginning January 15, 2021. The potential impact of the decision by the PUCT was a reduction in support we receive of approximately $4.0 million annually.  The Texas Telephone Association (“TTA”), of which Consolidated is a member, and the Texas Statewide Telephone Cooperative, Inc. (“TSTCI”), filed a lawsuit seeking to overturn the PUCT decision as well as a temporary injunction on the funding reduction.  On June 7, 2021, the court ruled in favor of the PUCT.  The TTA and TSTCI filed a notice to appeal on July 2, 2021.  We filed our brief on September 18, 2021, along with a Motion to Expedite.  The motion to expedite was granted.  On June 30, 2022, the Third Court of Appeals in Austin ruled in favor of the rural phone companies requiring the state to increase the state surcharge to fully fund the TUSF and reimburse rural phone companies for the shortfall.  The state had 45 days from the ruling date to decide whether to appeal the decision. The state did not appeal the ruling and in October 2022, the TTA, TSTCI and PUCT reached an agreement on how the outstanding funding would be repaid. Monthly support payments resumed in full in October 2022 and the funding shortfall for the periods from January 2021 through September 2022 is being reimbursed to carriers evenly over a 15-month period.  All reimbursements, including interest, have been completed by the PUCT.

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

The Infrastructure Act set aside $42.5 billion for Broadband Equity, Access and Deployment (“BEAD”) grants. The National Telecommunications and Information Administration (“NTIA”) administers the BEAD program and has awarded grants to jurisdictions across the country, which in turn will use the funding to support service providers’ broadband deployment and access initiatives. The FCC has released its broadband availability and quality map allowing NTIA to move forward with releasing the final BEAD funding allocation to the states. The states have 180 days to submit their BEAD plan for approval from NTIA.

Other Regulatory Matters

We are also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on our operations. The FCC and state commissions have authority to conduct audits and issue and interpret rules and regulations related to our business.  A number of proceedings and findings are pending or anticipated that are related to such telecommunications issues as competition, interconnection, access charges, ICC, broadband deployment, rural subsidy programs, consumer protection and universal service reform.  Some proceedings may authorize new services to compete with our existing services.  Proceedings that relate to our cable television operations include rulemakings on set top boxes, carriage of programming, industry consolidation and ways to promote additional competition.  There are various on-going legal challenges to the scope or validity of FCC orders that have been issued.  As a result, it is not yet possible to fully determine the impact of the related FCC rules and regulations on our operations.

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $6.7 million and $11.1 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to an increase in variable interest rates on our outstanding term loan. Interest capitalized for the construction of assets also declined $1.3 million and $2.7 million, during the three and six months ended June 30, 2023, respectively. These increases in interest expense were reduced in part by an increase in interest income of $0.7 million and $3.4 million from additional cash equivalents and short-term investments during the three and six months ended June 30, 2023, respectively.

Other Income

Other income increased $2.3 million and $1.7 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Investment income increased $3.2 million during each of the three and six month periods ended June 30, 2023 as a result of earnings from short-term investments. However, during the three and six month periods ended June 30, 2023, pension and post-retirement expense increased $1.9 million and $3.9 million, respectively. See Note 13 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.

Income Taxes

Income taxes decreased $16.5 million and $13.9 million during the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Our effective tax rate was 14.6% and 16.0% for the three months ended June 30, 2023 and 2022, respectively and 17.5% and 11.5% for the six months ended June 30, 2023 and 2022, respectively. On July 10, 2023, we entered into a definitive agreement to sell our Washington operations. As a result, we recorded an increase of $14.3 million to our current tax expense for the three and six months ended June 30, 2023 related to the $77.8 million impairment loss of noncash goodwill that is not deductible for tax purposes. As a result of the Kansas City and Ohio transactions, we recorded an increase of $1.2 million and $21.3 million to our current tax expense for the three and six months ended June 30, 2022, respectively, related to the impairment loss of noncash goodwill included in each transaction that is not deductible for tax purposes. The Company does not consider these sales transactions and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations.

Exclusive of these divestiture related adjustments, our effective tax rate for the three months ended June 30, 2023 and 2022 would have been approximately 25.7% and 25.5%, respectively and approximately 25.5% and 26.0% for the six months ended June 30, 2023 and 2022, respectively. In addition, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of loss from continuing operations to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, unaudited)	2023	2022	2023	2022
Loss from continuing operations	$(108,092)	$(10,591)	$(145,053)	$(129,687)
Add (subtract):
Interest expense, net of interest income	36,903	30,156	70,763	59,671
Income tax benefit	(18,448)	(2,017)	(30,688)	(16,836)
Depreciation and amortization	79,538	72,543	157,237	144,893
EBITDA	(10,099)	90,091	52,259	58,041

Adjustments to EBITDA:
Other, net (1)	4,510	3,280	13,399	5,621
Loss on disposal of assets	2,384	—	5,688	—
Loss on impairment	77,755	—	77,755	126,490
Non-cash, stock-based compensation	2,388	2,833	3,187	5,032
Adjusted EBITDA from continuing operations	76,938	96,204	152,288	195,184
Investment distributions from discontinued operations	—	11,329	—	19,545
Adjusted EBITDA	$76,938	$107,533	$152,288	$214,729

(1)	Includes dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

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

The following table summarizes our cash flows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows provided by (used in):
Operating activities
Continuing operations	$67,319	$121,960
Discontinued operations	—	19,545
Investing activities	(182,436)	(218,483)
Financing activities	(8,157)	(4,638)
Change in cash and cash equivalents	$(123,274)	$(81,616)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $67.3 million during the six months ended June 30, 2023, a decrease of $54.6 million compared to the same period in 2022. Cash flows provided by operating activities decreased in part due to a decline in earnings as a result of a decrease in operating revenue. Cash paid for interest also increased $11.1 million during the six months ended June 30, 2023 compared to the same period in 2022. These reductions in cash provided by operating activities were offset in part by a decrease in cash contributions to our defined benefit pension plan of $10.0 million during the six months ended June 30, 2023 compared to the same period in 2022.

Cash Flows Used In Investing Activities

Net cash used in investing activities from continuing operations was $182.4 million and $218.5 million during the six months ended June 30, 2023 and 2022, respectively, and consisted primarily of cash used for capital expenditures, the purchase and maturity of short-term investments and proceeds received from business dispositions and the sale of assets.

Capital expenditures continue to be our primary recurring investing activity and were $280.9 million and $332.9 million during the six months ended June 30, 2023 and 2022, respectively. Capital expenditures for 2023 are expected to be approximately $495.0 million, which will be used for our planned fiber projects and broadband network expansion, including the upgrade in 2023 of approximately 225,000 fiber passings, and to support success-based capital projects for commercial, carrier and consumer initiatives. This is an increase from our previous outlook of $425.0 million to $445.0 million to reflect additional planned expenditures associated with our fiber build plan. We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

During the six months ended June 30, 2023, we received proceeds from the maturity and sale of investments of $91.6 million. During the six months ended June 30, 2022, we received proceeds from the maturity and sale of investments of $126.6 million, which was offset in part by the purchase of $40.0 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months.

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

On April 17, 2023, the Company entered into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”) to replace remaining LIBOR-based benchmark rates with Secured Overnight Financing Rate (“SOFR”)-based benchmark rates. As part of the replacement to SOFR-benchmark rates, borrowings will include an adjustment of 0.11%, 0.26% and 0.43% for borrowings of one, three and six month loans, respectively. With the amendment, the interest rate of the Term Loans is 3.50% plus SOFR plus the SOFR adjustment (subject to a 0.75% SOFR floor).

The revolving credit facility has a maturity date of October 2, 2027 and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At June 30, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $35.4 million were outstanding under our revolving credit facility as of June 30, 2023.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of June 30, 2023, $214.6 million was available for borrowing under the revolving credit facility, subject to certain covenants.

The weighted-average interest rate on outstanding borrowings under our credit facility was 8.77% and 7.63% as of June 30, 2023 and December 31, 2022, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 6.35:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of June 30, 2023, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 5.59:1.00.  As of June 30, 2023, we were in compliance with the Credit Agreement covenants.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contain customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of June 30, 2023, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2023 and 2040.  As of June 30, 2023, the present value of the minimum remaining lease commitments was approximately $41.9 million, of which $16.8 million was due and payable within the next twelve months. The leases require total remaining rental payments of $47.3 million as of June 30, 2023.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	June 30,	December 31,
(In thousands, except for ratio)	2023	2022
Cash and cash equivalents and short-term investments	$202,578	$413,803
Working capital	123,322	331,240
Current ratio	1.39	2.24

Our net working capital decreased $207.9 million as of June 30, 2023 compared to December 31, 2022. Cash, cash equivalents and short-term investments decreased $211.2 million primarily as a result of capital expenditures for the fiber build plan during 2023. Working capital was reduced by an increase in accounts payable and accrued expense of $17.2 million and $31.0 million at June 30, 2023, respectively, related to the timing of expenditures. A decline in accounts receivable of $18.8 million also reduced working capital related to the timing of cash receipts for special projects, grant funding and amounts collected from the TUSF settlement.  However, at June 30, 2023, working capital included net assets classified as held for sale of $65.7 million related to the pending sale of the Washington operations.

Our most significant use of funds for the remainder of 2023 is expected to be for: (i) capital expenditures of approximately $185.0 million; and (ii) interest payments on our indebtedness of between $72.0 million and $82.0 million. We have historically funded certain core network capacity equipment with finance leases and it remains our intent to continue such arrangements with our leasing partners. In the event we are unable to secure such financing, we may be required to make cash expenditures for this capital. The refinancing of our capital structure in recent years including the availability of approximately $214.6 million on our revolving credit facility combined with the net proceeds from asset divestitures in 2022 provides us the capital and financial flexibility to re-invest in our fiber network expansion and growth plans. In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of June 30, 2023, we had approximately $46.1 million of these bonds outstanding.

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

Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year. ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We expect that for 2023 and 2024, no pension contributions will be required under the ARPA minimum required contributions and we intend use our current pre-funded balance to satisfy the minimum contribution requirements. As of June 30, 2023, we have contributed $3.2 million to our other post-retirement benefit plans, and expect to make contributions to our other post-retirement benefit plans totaling approximately $3.0 million during the remainder of 2023.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to the impact of interest rate fluctuations on our debt obligations.  Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations.  In order to manage the volatility relating to changes in interest rates, we utilize derivative financial instruments such as interest rate swaps to maintain a mix of fixed and variable rate debt.  We do not use derivatives for trading or speculative purposes.  Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not subject to a variable rate floor or hedged through the interest rate swap agreements.  Based on our variable rate debt outstanding as of June 30, 2023, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $5.0 million.

As of June 30, 2023, the fair value of our interest rate swap agreements amounted to a net asset of $5.0 million.  Total pre-tax deferred gains related to our interest rate swap agreements included in accumulated other comprehensive loss was $5.1 million as of June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of June 30, 2023.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

10.1*

Amendment to the Amended and Restated Consolidated Communications Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 1, 2023).

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

101*

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

August 8, 2023	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	By:	/s/ Fred A. Graffam III
Fred A. Graffam III,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)