Form 10-Q
period 2023-09-30
Consolidated Communications Holdings, Inc.
filed 2023-11-07
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes No X

On October 30, 2023, the registrant had 116,487,985 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues	$283,654	$296,619	$834,942	$895,287

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	132,422	141,226	391,327	413,009
Selling, general and administrative expenses	96,814	72,837	261,663	221,632
Loss on impairment of assets held for sale	—	5,208	77,755	131,698
Loss (gain) on disposal of assets	6,692	(19,163)	12,380	(19,163)
Depreciation and amortization	79,604	75,659	236,841	220,552
Income (loss) from operations	(31,878)	20,852	(145,024)	(72,441)

Other income (expense):
Interest expense, net of interest income	(39,571)	(32,071)	(110,334)	(91,742)
Other, net	3,509	2,984	11,677	9,425
Loss from continuing operations before income taxes	(67,940)	(8,235)	(243,681)	(154,758)

Income tax benefit	(10,220)	(978)	(40,908)	(17,814)
Loss from continuing operations	(57,720)	(7,257)	(202,773)	(136,944)

Discontinued operations:
Income from discontinued operations	—	4,744	—	22,628
Gain on sale of discontinued operations	—	389,905	—	389,905
Income tax expense	—	94,715	—	99,973
Income from discontinued operations	—	299,934	—	312,560

Net income (loss)	(57,720)	292,677	(202,773)	175,616
Less: dividends on Series A preferred stock	11,305	10,352	32,596	29,752
Less: net income attributable to noncontrolling interest	137	75	441	393
Net income (loss) attributable to common shareholders	$(69,162)	$282,250	$(235,810)	$145,471

Net income (loss) per common share - basic and diluted
Loss from continuing operations	$(0.61)	$(0.15)	$(2.09)	$(1.45)
Income from discontinued operations	—	2.60	—	2.72
Net income (loss) per basic and diluted common shares attributable to common shareholders	$(0.61)	$2.45	$(2.09)	$1.27

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(57,720)	$292,677	$(202,773)	$175,616
Pension and post-retirement obligations:
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax	(999)	(52)	(2,997)	(156)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	4,344	2,693	7,399	10,214
Reclassification of realized loss (gain) to earnings, net of tax	(1,724)	211	(6,090)	2,874
Comprehensive income (loss)	(56,099)	295,529	(204,461)	188,548
Less: comprehensive income attributable to noncontrolling interest	137	75	441	393
Total comprehensive income (loss) attributable to common shareholders	$(56,236)	$295,454	$(204,902)	$188,155

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$89,617	$325,852
Short-term investments	—	87,951
Accounts receivable, net of allowance for credit losses	107,361	119,675
Income tax receivable	3,594	1,670
Prepaid expenses and other current assets	51,921	62,996
Assets held for sale	69,816	—
Total current assets	322,309	598,144

Property, plant and equipment, net	2,429,213	2,234,122
Investments	8,980	10,297
Goodwill	814,624	929,570
Customer relationships, net	24,035	43,089
Other intangible assets	10,557	10,557
Other assets	76,245	61,315
Total assets	$3,685,963	$3,887,094

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,380	$33,096
Advance billings and customer deposits	44,939	46,664
Accrued compensation	53,896	60,903
Accrued interest	35,623	18,201
Accrued expense	121,016	95,206
Current portion of long-term debt and finance lease obligations	15,540	12,834
Liabilities held for sale	2,727	—
Total current liabilities	318,121	266,904

Long-term debt and finance lease obligations	2,129,087	2,129,462
Deferred income taxes	229,005	274,309
Pension and other post-retirement obligations	118,394	123,644
Other long-term liabilities	46,004	47,326
Total liabilities	2,840,611	2,841,645

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 434,266 and 456,343 shares outstanding as of September 30, 2023 and December 31, 2022, respectively; liquidation preference of $509,646 and $477,047 as of September 30, 2023 and December 31, 2022, respectively	361,276	328,680

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized, 116,487,985 and 115,167,193 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	1,165	1,152
Additional paid-in capital	692,197	720,442
Retained earnings (accumulated deficit)	(215,080)	(11,866)
Accumulated other comprehensive loss, net	(2,298)	(610)
Noncontrolling interest	8,092	7,651
Total shareholders’ equity	484,076	716,769
Total liabilities, mezzanine equity and shareholders’ equity	$3,685,963	$3,887,094

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2021	434	$288,576	113,647	$1,137	$740,746	$(141,599)	$(59,571)	$7,087	$547,800
Shares issued under employee plan, net of forfeitures	—	—	1,792	17	(17)	—	—	—	—
Series A preferred stock issued	3	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	9,598	—	—	(9,598)	—	—	—	(9,598)
Non-cash, share-based compensation	—	—	—	—	2,199	—	—	—	2,199
Purchase and retirement of common stock	—	—	(16)	—	(114)	—	—	—	(114)
Other comprehensive income	—	—	—	—	—	—	5,925	—	5,925
Net income (loss)	—	—	—	—	—	(115,664)	—	115	(115,549)
Balance at March 31, 2022	437	$298,174	115,424	$1,154	$733,216	$(257,263)	$(53,646)	$7,202	$430,663
Shares issued under employee plan, net of forfeitures	—	—	(28)	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	9,802	—	—	(9,802)	—	—	—	(9,802)
Non-cash, share-based compensation	—	—	—	—	2,833	—	—	—	2,833
Other comprehensive income	—	—	—	—	—	—	4,155	—	4,155
Net income (loss)	—	—	—	—	—	(1,715)	—	203	(1,512)
Balance at June 30, 2022	437	$307,976	115,396	$1,154	$726,247	$(258,978)	$(49,491)	$7,405	$426,337
Series A preferred stock issued	19	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	10,352	—	—	—	(10,352)	—	—	(10,352)
Non-cash, share-based compensation	—	—	—	—	2,939	—	—	—	2,939
Other comprehensive income (loss)	—	—	—	—	—	—	2,852	—	2,852
Net income (loss)	—	—	—	—	—	292,602	—	75	292,677
Balance at September 30, 2022	456	$318,328	115,396	$1,154	$729,186	$23,272	$(46,639)	$7,480	$714,453

Balance at December 31, 2022	456	$328,680	115,167	$1,152	$720,442	$(11,866)	$(610)	$7,651	$716,769
Shares issued under employee plan, net of forfeitures	—	—	1,738	17	(17)	—	—	—	—
Series A preferred stock issued	21	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	10,587	—	—	(10,587)	—	—	—	(10,587)
Non-cash, share-based compensation	—	—	—	—	799	—	—	—	799
Purchase and retirement of common stock	—	—	(256)	(2)	(1,034)	—	—	—	(1,036)
Other comprehensive loss	—	—	—	—	—	—	(3,012)	—	(3,012)
Net income (loss)	—	—	—	—	—	(37,104)	—	143	(36,961)
Balance at March 31, 2023	477	$339,267	116,649	$1,167	$709,603	$(48,970)	$(3,622)	$7,794	$665,972
Shares issued under employee plan, net of forfeitures	—	—	(39)	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	10,704	—	—	(10,704)	—	—	—	(10,704)
Non-cash, share-based compensation	—	—	—	—	2,388	—	—	—	2,388
Other comprehensive loss	—	—	—	—	—	—	(297)	—	(297)
Net income (loss)	—	—	—	—	—	(108,253)	—	161	(108,092)
Balance at June 30, 2023	477	$349,971	116,610	$1,167	$701,287	$(157,223)	$(3,919)	$7,955	$549,267
Shares issued under employee plan, net of forfeitures	—	—	(109)	(1)	1	—	—	—	—
Accrued Series A preferred stock liquidation preference as paid-in-kind dividends	—	11,305	—	—	(11,305)	—	—	—	(11,305)
Non-cash, share-based compensation	—	—	—	—	2,261	—	—	—	2,261
Purchase and retirement of common stock	—	—	(13)	(1)	(47)	—	—	—	(48)
Other comprehensive income (loss)	—	—	—	—	—	—	1,621	—	1,621
Other	(43)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(57,857)	—	137	(57,720)
Balance at September 30, 2023	434	$361,276	116,488	$1,165	$692,197	$(215,080)	$(2,298)	$8,092	$484,076

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(202,773)	$175,616
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	236,841	220,552
Deferred income taxes	(44,697)	69,949
Cash distributions from wireless partnerships in excess of current earnings	—	5,618
Pension and post-retirement contributions in excess of expense	(9,241)	(23,991)
Stock-based compensation expense	5,448	7,971
Amortization of deferred financing costs and discounts	5,622	5,475
Loss on impairment of assets held for sale	77,755	131,698
Gain on sale of partnership interests	—	(389,905)
Loss (gain) on disposal of assets	12,380	(19,163)
Other, net	(2,247)	(558)
Changes in operating assets and liabilities:
Accounts receivable, net	4,381	14,526
Income tax receivable	(1,924)	9,961
Prepaid expenses and other assets	(2,137)	(4,469)
Accounts payable	12,491	(1,454)
Accrued expenses and other liabilities	10,694	16,305
Net cash provided by operating activities	102,593	218,131

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(424,197)	(496,959)
Purchase of investments	—	(39,959)
Proceeds from sale and maturity of investments	91,623	151,560
Proceeds from sale of assets	6,089	21,257
Proceeds from business dispositions	—	26,042
Proceeds from sale of partnership interests	—	489,567
Net cash provided by (used in) investing activities	(326,485)	151,508

Cash flows from financing activities:
Payment of finance lease obligations	(11,259)	(7,111)
Share repurchases for minimum tax withholding	(1,084)	(114)
Net cash used in financing activities	(12,343)	(7,225)
Change in cash and cash equivalents	(236,235)	362,414
Cash and cash equivalents at beginning of period	325,852	99,635
Cash and cash equivalents at end of period	$89,617	$462,049

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

Leveraging our advanced fiber network spanning approximately 59,900 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

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

Recent Developments

Merger Agreement

On October 15, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor Holdings LLC, a Delaware limited liability company (“Parent”) affiliated with certain funds managed by affiliates of Searchlight Capital Partners, L.P. (“Searchlight”), and Condor Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly owned subsidiary of an affiliate of Searchlight. British Columbia Investment Management Corporation (“BCI”) and certain affiliates of Searchlight have committed to provide equity financing to Parent to fund the transactions contemplated by the Merger Agreement. Searchlight is currently the beneficial owner of approximately 33.8% of the Company’s outstanding shares of common stock and is the holder of 100% of the Company’s outstanding Series A perpetual preferred stock. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than shares of the Company’s common stock (i) held directly or indirectly by Parent, Merger Sub or any subsidiary of the Company, (ii) held by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to $4.70 per share, without interest (the “Merger Consideration”), subject to any withholding of taxes required by applicable law. In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, (i) Company restricted share awards (“Company RSAs”) held by non-employee directors or by certain affiliates of Searchlight will vest and be canceled in exchange for the Merger Consideration and (ii) all other Company RSAs will be converted into restricted cash awards based on the Merger Consideration and subject to the same terms and conditions, including time- and performance-based vesting conditions, as the corresponding Company RSA (except that the relative total shareholder return modifier shall be deemed to be achieved at the target level).

The Merger Agreement has, unanimously by the directors present, been approved by the board of directors of the Company (the “Board”), acting upon the unanimous recommendation of a special committee consisting of only independent and disinterested directors of the Company (the “Special Committee”). The proposed transaction will result in Consolidated becoming a private company and is expected to close by the first quarter of 2025. The closing of the Merger is subject to various conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the voting power represented by the issued and outstanding shares of our common stock held by the Unaffiliated Stockholders (as defined in the Merger Agreement), which excludes Searchlight, BCI, their investment fund affiliates and the directors and officers of the Company; (ii) the adoption of the Merger Agreement by holders of a majority of the voting power represented by the issued and outstanding shares of our common stock; (iii) the expiration or termination of the applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the receipt of certain required consents or approvals from (a) the Federal Communications Commission, (b) the Committee on Foreign Investment in the United States, (c) state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; (v) the absence of any order, injunction or decree restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement; and (vi) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, as of the date of the Merger Agreement and the date of closing, and performance in all material respects of the covenants and agreements contained in the Merger Agreement. The transaction is not subject to a financing condition. Following the closing of the transaction, shares of our common stock will no longer be traded or listed on any public securities exchange.

Cost Savings Initiative

In July 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. This initiative includes a reduction in workforce, consolidation and elimination of certain facilities and review of our product offerings. During the three and nine months ended September 30, 2023, we recognized severance costs of $16.2 million in connection with the cost savings plan.

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

The following table summarizes the activity in ACL for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(In thousands)	2023	2022
Balance at beginning of year	$11,470	$9,961
Provision charged to expense	6,330	6,465
Write-offs, less recoveries	(4,764)	(5,336)
Balance at end of year	$13,036	$11,090

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$75,089	$69,641	$214,389	$203,144
Voice services	31,616	36,444	95,231	110,539
Video services	8,541	13,552	27,497	42,277
	115,246	119,637	337,117	355,960
Commercial:
Data services (includes VoIP)	53,870	56,796	160,234	171,804
Voice services	31,825	35,484	96,692	107,598
Other	9,228	9,933	29,362	32,780
	94,923	102,213	286,288	312,182
Carrier:
Data and transport services	31,388	33,878	95,535	103,626
Voice services	4,090	3,517	12,720	11,087
Other	262	605	925	1,350
	35,740	38,000	109,180	116,063
Subsidies	6,878	7,187	20,986	20,304
Network access	20,842	27,277	68,033	78,336
Other products and services	10,025	2,305	13,338	12,442
Total operating revenues	$283,654	$296,619	$834,942	$895,287

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	September 30,
(In thousands)	2023	2022
Accounts receivable, net	$107,361	$115,985
Contract assets	34,830	25,576
Contract liabilities	55,690	57,251

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions and certain contract fulfillment costs. These costs are deferred and amortized over the expected customer life. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During each of the three-month periods ended September 30, 2023 and 2022, the Company recognized expense of $3.3 million related to deferred contract acquisition costs. During the nine months ended September 30, 2023 and 2022, the Company recognized expense of $10.0 million and $9.5 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the three months ended September 30, 2023 and 2022, the Company recognized previously deferred revenues of $111.9 million and $117.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized previously deferred revenues of $333.4 million and $361.4 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2023.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Loss from continuing operations	$(57,720)	$(7,257)	$(202,773)	$(136,944)
Less: dividends on Series A preferred stock	11,305	10,352	32,596	29,752
Less: net income attributable to noncontrolling interest	137	75	441	393
Loss attributable to common shareholders before allocation of earnings to participating securities	(69,162)	(17,684)	(235,810)	(167,089)
Less: earnings allocated to participating securities	—	(567)	—	(4,758)
Loss from continuing operations attributable to common shareholders, after earnings allocated to participating securities	(69,162)	(17,117)	(235,810)	(162,331)
Income from discontinued operations	—	299,934	—	312,560
Less: earnings allocated to participating securities	—	9,612	—	8,900
Income from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	—	290,322	—	303,660
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(69,162)	$273,205	$(235,810)	$141,329

Weighted-average number of common shares outstanding	113,054	111,697	113,015	111,695

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.61)	$(0.15)	$(2.09)	$(1.45)
Income from discontinued operations	—	2.60	—	2.72
Net income (loss) per common share attributable to common shareholders - basic and diluted	$(0.61)	$2.45	$(2.09)	$1.27

Diluted EPS attributable to common shareholders for the three months ended September 30, 2023 and 2022 excludes 3.5 million and 3.7 million potential common shares related to our share-based compensation plan, respectively, because the inclusion of the potential common shares would have an antidilutive effect. For the nine months ended September 30, 2023 and 2022, diluted EPS attributable to common shareholders excludes 3.2 million and 3.3 million potential common shares, respectively.

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

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of September 30, 2023 and December 31, 2022, the total shares of common stock issued to Searchlight represent approximately 34% of the Company’s outstanding common stock.

On December 7, 2021, Searchlight exercised its option to convert the Note and the net carrying value of the Note of $285.9 million, net of unamortized discount and issuance costs of $139.7 million and $8.7 million, respectively, was converted into 434,266 shares of Series A Preferred Stock at an initial liquidation preference of $1,000 per share.  Dividends on the Series A Preferred Stock accrue daily on the liquidation preference at a rate of 9.0% per annum, payable semi-annually in arrears. The liquidation preference per share is adjusted to include any paid-in-kind dividends. See Note 11 for more information on the terms of the Series A Preferred Stock.

With the strategic investment from Searchlight, we intend to enhance our fiber infrastructure and accelerate the investment in our network, which will include the upgrade of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses. Our fiber build plan includes the upgrade of approximately 222,000 homes and small businesses in 2023.

5.  DIVESTITURES

Washington Operations

On July 10, 2023, we entered into a definitive agreement to sell all of the issued and outstanding stock of our business located in Washington, Consolidated Communications of Comerco Company (“CCCC”), which directly owns all of the issued and outstanding shares of Consolidated Communications of Washington Company (“CCWC” and together with CCCC”, the “Washington operations”), for gross cash proceeds of approximately $73.0 million, subject to customary working capital adjustments and other post-closing purchase price adjustments. The transaction is expected to close before the second half of 2024 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions. The asset sale aligns with our ongoing strategic asset review and focus on our fiber expansion plans in our core broadband regions.

At September 30, 2023, the major classes of assets and liabilities to be sold were classified as held for sale in the condensed consolidated balance sheet and consisted of the following:

(In thousands)
Current assets	$1,256
Property, plant and equipment	29,838
Goodwill	114,946
Other long-term assets	1,531
Impairment to net realizable value	(77,755)
Total assets	$69,816

Current liabilities	$1,458
Other long-term liabilities	1,269
Total liabilities	$2,727

During the nine months ended September 30, 2023, the carrying value of the net assets to be sold were reduced to their estimated fair value of approximately $67.1 million, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy. As a result, we recognized an impairment loss of $77.8 million during the nine months ended September 30, 2023.

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

In connection with the classification as assets held for sale during the three months ended March 31, 2022, the carrying value of the net assets was reduced to their estimated fair value and we recognized an impairment loss of $5.2 million and $131.7 million during the three and nine months ended September 30, 2022, respectively. During the three months ended December 31, 2022, we recognized an additional loss on the sale of $16.8 million as a result of purchase price adjustments and an increase in net assets held for sale and estimated selling costs during the period. During the three and nine months ended September 30, 2023, we recognized an additional loss on sale of $2.6 million and $4.7 million, respectively, as a result of expected purchase price adjustments and changes in working capital.

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

6.  INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2023	2022
Short-term investments:
Held-to-maturity debt securities	$—	$87,951

Long-term investments:
Cash surrender value of life insurance policies	$2,952	$2,774
CoBank, ACB Stock	5,755	7,250
Other	273	273
	$8,980	$10,297

Held-to-Maturity Debt Securities

Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity. We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with original maturities of more than three months and less than one year are classified as short-term investments.  Held-to maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are recognized in earnings. Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At September 30, 2023, we had no held-to-maturity investments. At December 31, 2022, we had $88.0 million of investments in commercial paper included in short-term investments. The investments have original maturities of less than one year. As of December 31, 2022, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

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

Discontinued Operations

Investments at Cost

We owned 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston and Beaumont, Texas metropolitan areas.  We also owned 3.60% of Pittsburgh SMSA Limited Partnership, which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we accounted for these investments at our initial cost less any impairment because fair value was not readily available for these investments.  For these investments, we adjusted the carrying value for any purchases or sales of our ownership interests, if any. Prior to classification as discontinued operations, we recorded distributions received from these investments as investment income in non-operating income (expense). For the three and nine months ended September 30, 2022, we received cash distributions from these partnerships of $1.6 million and $10.6 million, respectively.

Equity Method

We owned 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas.  RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory.  Because we had significant influence over the operating and financial policies of these three entities, we accounted for the investments using the equity method. Prior to classification as discontinued operations, income was recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions were recorded as a reduction in our investment.  For the three and nine months ended September 30, 2022, we received cash distributions from these partnerships of $3.9 million and $14.4 million, respectively.

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

The results of discontinued operations included in the condensed consolidated statements of operations consisted of the following:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2022
Investment income	$4,744	$22,628
Gain on sale of discontinued operations	389,905	389,905
Income from discontinued operations, before income taxes	394,649	412,533
Income tax expense	94,715	99,973
Net income from discontinued operations	$299,934	$312,560

In connection with the sale of the partnership interests, we recognized a taxable gain of approximately of $479.9 million on the transaction. For federal income tax purposes, we utilized our available net operating loss carryforwards to offset the taxable gain.  For state income tax purposes, state tax liabilities were approximately $11.2 million.

In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. During the nine months ended September 30, 2022, cash provided by operating and investing activities for discontinued operations was $25.0 million and $489.6 million, respectively.

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

Our interest rate swap agreements measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 were as follows:

As of September 30, 2023
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$8,721	$—	$8,721	$—

As of December 31, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$5,959	$—	$5,959	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023		As of December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,142,430	$1,774,301	$2,141,176	$1,759,430

Investments

Our investments as of September 30, 2023 and December 31, 2022 accounted for at cost consisted primarily of our investment in CoBank. It is impracticable to determine the fair value of this investment.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements. We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Senior secured credit facility:
Term loans, net of discounts of $7,445 and $8,699 at September 30, 2023 and December 31, 2022, respectively	$992,430	$991,176
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	400,000
Finance leases	32,455	35,746
	2,174,885	2,176,922
Less: current portion of long-term debt and finance leases	(15,540)	(12,834)
Less: deferred debt issuance costs	(30,258)	(34,626)
Total long-term debt	$2,129,087	$2,129,462

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

On November 22, 2022, the Company entered into Amendment No. 3 to the Credit Agreement (the “Third Amendment”) to, among other things, extend the maturity of the revolving credit facility by two years from October 2, 2025 to October 2, 2027, subject to springing maturity on April 2, 2027 if the Term Loans, as of April 1, 2027, are scheduled to mature earlier than March 31, 2028. The Third Amendment also relaxed the revolving credit facility’s consolidated first lien leverage maintenance covenant, as described below, through June 30, 2025 to 6.35:1.00 from 5.85:1.00.

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

The revolving credit facility has a maturity date of October 2, 2027 and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At September 30, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $35.4 million were outstanding under our revolving credit facility as of September 30, 2023.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility. As of September 30, 2023, $214.6 million was available for borrowing under the revolving credit facility, subject to certain covenants.

The weighted-average interest rate on outstanding borrowings under our credit facility was 8.95% and 7.63% as of September 30, 2023 and December 31, 2022, respectively. Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 6.35:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of September 30, 2023, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 5.73:1.00.  As of September 30, 2023, we were in compliance with the Credit Agreement covenants.

On October 15, 2023, the Company entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) to, among other things, increase the maximum consolidated first lien leverage ratio (the “Step-Up”) permitted under the Credit Agreement to (i) 7.75 to 1.00, from October 15, 2023 to and including December 31, 2024, (ii) 7.50 to 1.00, from and including January 1, 2025 to and including March 31, 2025, (iii) 7.25 to 1.00, from and including April 1, 2025 to and including June 30, 2025, (iv) 7.00 to 1.00, from and including July 1, 2025 to and including September 30, 2025, (v) 6.75 to 1.00 from and including October 1, 2025 to and including December 31, 2025, (vi) 6.50 to 1.00, from and including January 1, 2026 to and including March 31, 2026, (vii) 6.25 to 1.00, from and including April 1, 2026 to and including June 30, 2026, (viii) 6.00 to 1.00, from and including July 1, 2026 to and including September 30, 2026, and (ix) 5.85 to 1.00 from and including October 1, 2026 and thereafter (the “Step-Up Period”). While the Step-Up is in effect, the Company will be subject to additional restrictions on its ability to make certain investments and restricted payments (the

“Restrictions”). The Step-Up Period and the Restrictions will end and the maximum Consolidated First Lien Leverage Ratio will revert to the levels set forth in the Credit Agreement on the earlier of (a) the Company’s election and (b) August 1, 2025, to the extent $300.0 million in cash proceeds have not been received by the Company from equity contributed to its capital by such date. If the proposed Merger is not completed by August 1, 2025, the increase in the maximum consolidated first lien leverage ratio as permitted in the Fifth Amendment to the Credit Agreement to provide interim financial covenant relief will end and the maximum consolidated first lien leverage ratio will revert to the levels set forth in the Credit Agreement.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contain customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions. The indentures also contain customary events of default.  As of September 30, 2023, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

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

The following interest rate swaps were outstanding as of September 30, 2023:

	Notional
(In thousands)	Amount	2023 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating SOFR	$500,000	Other long-term assets	8,721

Our fixed to 1-month floating SOFR interest rate swap agreements, which became effective July 31, 2023, have a fixed rate of 3.941% and mature on September 30, 2026.

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

As of September 30, 2023 and December 31, 2022, the total pre-tax unrealized gain related to our interest rate swap agreements included in AOCI was $8.7 million and $6.9 million, respectively.  From the balance in AOCI as of September 30, 2023, we expect to recognize a gain of approximately $7.1 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Unrealized gain recognized in AOCI, pretax	$5,880	$3,642	$10,013	$13,814
Deferred gain (loss) reclassified from AOCI to interest expense	$2,334	$(285)	$8,243	$(3,887)

10. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements. These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material. Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification. During the nine months ended September 30, 2022, we entered into a dark fiber IRU arrangement for exclusive access to and unrestricted use of specific assets. The arrangement was recognized as a sale-type lease as the term of the arrangement is for a major part of the assets’ remaining economic life. During the nine months ended September 30, 2022, we recognized revenue of $3.1 million and a gain of $0.9 million related to this arrangement. During the three and nine months ended September 30, 2023, we did not enter into any such arrangements.

11. MEZZANINE EQUITY

Series A Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock with a par value of $0.01 per share. The designated Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company and redemption rights. The following is a summary of certain provisions under the Certificate of Designations of the Series A Perpetual Preferred Stock (“Certificate of Designations”).

Dividends

Dividends on each share of Series A Preferred Stock accrue daily on the liquidation preference at a rate of 9.0% per annum and will be payable semi-annually in arrears on January 1 and July 1 of each year. Subsequent to a waiver issued by Searchlight in November 2022 as described below, dividends are payable until October 2, 2027 at our election, either in cash or in-kind through an accrual of unpaid dividends, which are automatically added to the liquidation preference; and after October 2, 2027, solely in cash.  The liquidation preference at the time of issuance is $1,000 per share, as adjusted to include any paid-in-kind dividends.  In the event that the Company’s Board of Directors fails to declare and pay dividends in cash after October 2, 2027, among other conditions, the dividend rate applicable to each subsequent dividend period will increase to 11.0%.

On November 22, 2022, in connection with entering into the Third Amendment to the Credit Agreement, Searchlight waived for two years, until October 2, 2027, the obligation under the Certificate of Designations to begin paying in cash after October 2, 2025 rather than being permitted to accrue dividends on the Series A Preferred Stock. Any dividend not declared and fully paid in cash during the waiver period or otherwise, will continue to accrue in accordance with the Certificate of Designations and be reflected as additional per share liquidation preference.

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

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. As of December 31, 2022, the liquidation preference of the Series A Preferred Stock was $477.0 million, which included accrued and unpaid dividends of $20.7 million that increased the liquidation preference per share. On January 2, 2023 and July 3, 2023, the Company paid dividends in-kind of $20.7 million and $21.3 million, respectively. As of September 30, 2023, the liquidation preference of the Series A Preferred Stock was $509.6 million, which includes accrued and unpaid dividends of $11.1 million. Searchlight is the sole holder of all of the issued and outstanding shares of the Company’s Series A Preferred Stock. The Company intends to exercise the paid-in-kind dividend option on the Series A Preferred Stock through at least 2025.

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

The following table summarizes total compensation costs recognized for share-based payments during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Restricted stock	$1,263	$1,438	$3,426	$3,879
Performance shares	998	1,501	2,022	4,092
Total	$2,261	$2,939	$5,448	$7,971

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2023, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $12.7 million and will be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes the RSA and PSA activity for the nine-month period ended September 30, 2023:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2022	1,185,980	$5.84	1,464,058	$7.07
Shares granted	1,695,071	$3.02	370,667	$5.41
Shares vested	(108,034)	$6.01	(725,442)	$7.61
Shares forfeited, cancelled or retired	(263,483)	$5.39	(212,318)	$7.68
Non-vested shares outstanding - September 30, 2023	2,509,534	$3.97	896,965	$7.13

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine-month period ended September 30, 2023:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2022	$(5,738)	$5,128	$(610)
Other comprehensive gain before reclassifications	—	7,399	7,399
Amounts reclassified from accumulated other comprehensive loss	(2,997)	(6,090)	(9,087)
Net current period other comprehensive income	(2,997)	1,309	(1,688)
Balance at September 30, 2023	$(8,735)	$6,437	$(2,298)

The following table summarizes reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
(In thousands)	2023	2022	2023	2022	Statement of Operations
Amortization of pension and post-retirement items:
Prior service credit	$132	$194	$397	$583	(a)
Actuarial gain (loss)	1,223	(123)	3,669	(369)	(a)
	1,355	71	4,066	214	Total before tax
	(356)	(19)	(1,069)	(58)	Tax expense
	$999	$52	$2,997	$156	Net of tax

Gain (loss) on cash flow hedges:
Interest rate derivatives	$2,334	$(285)	$8,243	$(3,887)	Interest expense
	(610)	74	(2,153)	1,013	Tax (expense) benefit
	$1,724	$(211)	$6,090	$(2,874)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 13 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension benefit for our Pension Plans for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Interest cost	$7,357	$5,557	$22,070	$16,673
Expected return on plan assets	(7,850)	(9,205)	(23,550)	(27,617)
Net amortization loss	72	154	216	462
Net prior service cost amortization	31	31	92	92
Net periodic pension benefit	$(390)	$(3,463)	$(1,172)	$(10,390)

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Service cost	$19	$144	$57	$434
Interest cost	749	677	2,249	2,031
Expected return on plan assets	(47)	(53)	(141)	(159)
Net amortization gain	(1,295)	(31)	(3,885)	(93)
Net prior service credit amortization	(163)	(225)	(489)	(675)
Net periodic post-retirement cost (benefit)	$(737)	$512	$(2,209)	$1,538

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We elected to participate in the American Rescue Plan Act of 2021 (“ARPA”) beginning with the 2021 plan year.  ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions to provide funding relief for employers. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We expect that for the year ended December 31, 2023, no pension contributions will be required as we will use our current pre-funded balance to satisfy the minimum contribution requirements under ARPA. We expect to contribute approximately $6.2 million to our Post-retirement Plans in 2023. As of September 30, 2023, we have contributed $5.7 million of the annual contribution to the Post-retirement Plans.

14. INCOME TAXES

Our unrecognized tax benefits as of September 30, 2023 and December 31, 2022 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of September 30, 2023 and December 31, 2022. We do not expect any material change in our unrecognized tax benefits during the remainder of 2023.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of September 30, 2023, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2019 through 2022. The periods subject to examination for our state returns are years 2018 through 2022. In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company’s net operating loss carryovers from those prior years are utilized in the future. We are currently under examination by certain state taxing authorities. We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

Our effective tax rate was 15.0% and 11.9% for the three months ended September 30, 2023 and 2022, respectively and 16.8% and 11.5% for the nine months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, we recorded $4.4 million of tax expense to adjust our 2022 provision to match our 2022 returns. On July 10, 2023, we entered into a definitive agreement to sell our Washington operations. As a result, we recorded an increase of $3.6 million and $17.7 million to our current tax expense for the three and nine months ended September 30, 2023, respectively, related to the $77.8 million impairment loss of noncash goodwill that is not deductible for tax purposes. On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our Kansas City operations. As a result, we recorded an increase to our current tax expense of $1.6 million and $19.5 million for the three and nine months ended September 30, 2022, respectively, related to the $83.7 million impairment loss of noncash goodwill that is not deductible for tax purposes. The transaction to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio closed on January 31, 2022. As a result, we recorded an increase of $0.3 million and $3.7 million to our current tax expense for the three and nine months ended September 30, 2022, respectively, related to $16.3 million of noncash goodwill included in the sale that is not deductible for tax purposes. The Company does not consider these sales transactions and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations. Exclusive of these adjustments, our effective tax rate for the three months ended September 30, 2023 and 2022 would have been approximately 26.0% and 28.2%, respectively, and approximately 25.6% and 26.1% for the nine months ended September 30, 2023 and 2022, respectively. In addition, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

Pole Sale

On December 30, 2020, the Company reached an agreement to sell to Public Service Company of New Hampshire d/b/a Eversource Energy (“Eversource”) its joint ownership interest in approximately 343,000 poles and its sole ownership interest in approximately 3,800 poles located in the Eversource electric service area. The agreement also included the settlement of all vegetation maintenance costs disputed between the Company and Eversource through December 2020. The Company recognized a net loss of $1.9 million during the quarter ended December 31, 2020 associated with the execution of this agreement. Upon the closing of the sale, the Company would become a tenant on the poles and will pay pole attachment fees to Eversource. The Company would also no longer have any future obligations associated with vegetation maintenance. The purchase and sale transaction required regulatory approval by the New Hampshire Public Utilities Commission (“NHPUC”) and was submitted for approval by the parties in 2021. Formal hearings on the transaction concluded in May 2022. The NHPUC issued its order on November 18, 2022. The New England Cable and Telecommunications Alliance filed a motion for reconsideration and both parties filed a motion for clarification. During the three months ended December 31, 2022, the Company recorded an additional loss on the proposed sale of $8.3 million as a result of the November 18, 2022 NHPUC order which included certain adjustments to components of the purchase price and expense allocations between Eversource and the Company. The Company also increased its estimated closing costs necessary to complete the sale. The sale of the poles closed on May 1, 2023. During the three and nine months ended September 30, 2023, we recognized an additional loss on the sale of $0.5 million and $4.1 million, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Quarterly Report on Form 10-Q, including those relating to the take private transaction, the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions. There are a number of risks, uncertainties and conditions that may cause the actual results of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to differ materially from those expressed or implied by these forward-looking statements including: (1) significant competition in all parts of our business and among our customer channels; (2) our ability to adapt to rapid technological changes; (3) shifts in our product mix that may result in a decline in operating profitability; (4) public health threats, including the novel coronavirus (“COVID-19”) pandemic; (5) continued receipt of support from various funds established under federal and state laws; (6) disruptions in our networks and infrastructure and any related service delays or disruptions could cause us to lose customers and incur additional expenses; (7) cyber-attacks may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business; (8) our ability to fund capital expenditures required  for our operations; (9) our ability to obtain and maintain necessary rights-of-way for our networks; (10) our ability to obtain necessary hardware, software and operational support from third-party vendors; (11) the impact of rising video content costs; (12) our ability to enter into new collective bargaining agreements or renew existing agreements; (13) our ability to attract and/or retain certain key management and other personnel in the future; (14) risks associated with acquisitions and the realization of anticipated benefits from such acquisitions; (15) increasing attention to, and evolving expectations for, environmental, social and governance initiatives; (16) the impact of unfavorable changes in financial markets on our pension plan investments; (17) weak economic conditions; (18) the risk that the proposed merger transaction may not be completed in a timely manner or at all; (19) the failure to receive, on a timely basis or otherwise, the required approvals of the proposed merger transaction by the Company’s stockholders; (20) the possibility that any or all of the various conditions to the consummation of the proposed merger transaction may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); (21) the possibility that competing offers or acquisition proposals for the Company will be made; (22) the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed merger transaction, including in circumstances which would require the Company to pay a termination fee; (23) the effect of the announcement or pendency of the proposed merger transaction on the Company’s ability to attract, motivate or retain key executives and employees, its ability to maintain relationships with its customers, suppliers and other business counterparties, or its operating results and business generally; (24) risks related to the proposed merger transaction diverting management’s attention from the Company’s ongoing business operations; (25) the amount of costs, fees and expenses related to the proposed merger transaction; (26) the risk that the Company’s stock price may decline significantly if the merger is not consummated; (27) the risk of shareholder litigation in connection with the proposed merger transaction, including resulting expense or delay; and (28) the other risk factors described in Part I, Item 1A of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. Many of these circumstances are beyond our ability to control or predict.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, undue reliance should not be placed on forward-looking statements, which are based on the information currently available to us and speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the Securities and Exchange Commission (the “SEC”), we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three and nine months ended September 30, 2023 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Throughout this MD&A, we refer to certain measures that are not measures of financial performance in accordance with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”).  We believe the use of these non-

GAAP measures on a consolidated basis provides the reader with additional information that is useful in understanding our operating results and trends. These measures should be viewed in addition to, rather than as a substitute for, those measures prepared in accordance with GAAP. See the “Non-GAAP Measures” section below for a more detailed discussion on the use and calculation of these measures.

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.  We operate an advanced fiber network spanning over 59,900 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services. We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

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

Our fiber build plan includes the upgrade of approximately 222,000 homes and small businesses in 2023. During the three and nine months ended September 30, 2023, we upgraded approximately 67,000 and 178,400 passings, respectively and added approximately 21,888 and 52,876 consumer fiber Gig-capable subscribers, respectively. During the year ended December 31, 2022, we upgraded approximately 403,000 passings. As of September 30, 2023, approximately 45% of our passings were at least 1 Gig capable, as compared to 22% at December 31, 2021.

Fidium Fiber, our new Gigabit consumer fiber internet product with an all-new customer experience, launched in November 2021 in select northern New England markets, reinforces our broadband-first strategy. In May 2022, Fidium Fiber was expanded to additional markets in California, Illinois, Minnesota, Pennsylvania and Texas. In June 2022, we launched symmetrical 2 Gig speeds across the entire Fidium fiber network. Our Fidium plans offer symmetrical speeds from 50 Mbps to 2 Gbps over the latest WiFi 6 technology with no data caps. We expect to continue to expand the availability of Fidium Fiber further into communities within our markets. In February 2023, we launched Fidium@Work and expanded our Fidium Fiber service to small businesses everywhere Fidium internet is available. Fidium@Work is ideal for small businesses that have outgrown residential or traditional internet service, but do not require an enterprise solution.

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

Operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase.  Total voice connections decreased 14% as of September 30, 2023 compared to the same period in 2022. We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

Our competitive multi-gig broadband speeds enable us to meet consumer demand for higher bandwidth for streaming programming or on-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their linear video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 49% as of September 30, 2023 compared to the same period in 2022 as a result of a divestiture in November 2022, which accounted for approximately 19% of the decline, and our plan to de-emphasize our linear video services and transition customers to streaming and over-the-top video services. We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content including services offered through our streaming partnerships.

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

Recent Developments

Merger Agreement

On October 15, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor Holdings LLC, a Delaware limited liability company (“Parent”) affiliated with certain funds managed by affiliates of Searchlight, and Condor Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly owned subsidiary of an affiliate of Searchlight. British Columbia Investment Management Corporation (“BCI”) and certain affiliates of Searchlight have committed to provide equity financing to Parent to fund the transactions contemplated by the Merger Agreement. Searchlight is currently the beneficial owner of approximately 33.8% of the Company’s outstanding shares of common stock and is the holder of 100% of the Company’s outstanding Series A perpetual preferred stock. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than shares of the Company’s common stock (i) held directly or indirectly by Parent, Merger Sub or any subsidiary of the Company, (ii) held by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to $4.70 per share, without interest (the “Merger Consideration”), subject to any withholding of taxes required by applicable law. In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, (i) Company restricted share awards (“Company RSAs”) held by non-employee directors or by certain affiliates of Searchlight will vest and be canceled in exchange for the Merger Consideration and (ii) all other Company RSAs will be converted into restricted cash awards based on the Merger Consideration and subject to the same terms and conditions, including time- and performance-based vesting conditions, as the corresponding Company RSA (except that the relative total shareholder return modifier shall be deemed to be achieved at the target level).

The Merger Agreement has, unanimously by the directors present, been approved by the board of directors of the Company (the “Board”), acting upon the unanimous recommendation of a special committee consisting of only independent and disinterested directors of the Company (the “Special Committee”). The proposed transaction will result in Consolidated becoming a private company and is expected to close by the first quarter of 2025. The closing of the Merger is subject to various conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the voting power represented by the issued and outstanding shares of our common stock held by the Unaffiliated Stockholders (as defined in the Merger Agreement), which excludes Searchlight, BCI, their investment fund affiliates and the directors and officers of the Company; (ii) the adoption of the Merger Agreement by holders of a majority of the voting power represented by the issued and outstanding shares of our common stock; (iii) the expiration or termination of the applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the receipt of certain required consents or approvals from (a) the Federal Communications Commission, (b) the Committee on Foreign Investment in the United States, (c) state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; (v) the absence of any order, injunction or decree restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement; and (vi) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, as of the date of the Merger Agreement and the date of closing, and performance in all material respects of the covenants and agreements contained in the Merger Agreement. The transaction is not subject to a financing condition. Following the closing of the transaction, shares of our common stock will no longer be traded or listed on any public securities exchange.

Cost Savings Initiative

In July 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. This initiative includes a reduction in workforce, consolidation and elimination of certain facilities and review of our product offerings. These cost savings initiatives are expected to result in annualized savings of approximately $30.0 million commencing in the second half of 2023. During the three months ended September 30, 2023, we recognized severance costs of $16.2 million in connection with the plan.

Discontinued Operations - Sale of Investment in Wireless Partnerships

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. Our wireless partnership investment consisted of ownership in five wireless partnerships: 2.34% of GTE Mobilnet of South Texas Limited Partnership, 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership, 3.60% of Pittsburgh SMSA Limited Partnership, 16.67% of Pennsylvania RSA No. 6(I) Limited Partnership and 23.67% of Pennsylvania RSA No. 6(II) Limited Partnership.  We intend to use the proceeds from the sale to support our fiber expansion plan. The financial results of the limited partnership interests have been reported as discontinued operations in our condensed consolidated financial statements for all prior periods presented. In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. In connection with the sale of the partnership interests, we recognized a pre-tax gain on sale of $389.9 million during the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2022, we recognized investment income of $4.7 million and $22.6 million, respectively, and received cash distributions of $5.5 million and $25.0 million, respectively, from these wireless partnerships.

Divestitures

On July 10, 2023, we entered into a definitive agreement to sell our business located in the Washington market (“the “Washington operations”), for gross cash proceeds of approximately $73.0 million, subject to customary working capital adjustments and other post-closing purchase price adjustments. At September 30, 2023, the assets and liabilities to be sold were classified as assets held for sale in the condensed consolidated balance sheet. During the nine months ended September 30, 2023, in connection with the expected sale, the carrying value of the net assets to be sold were reduced to their estimated fair value of approximately $67.1 million, which was determined based on the estimated selling price less costs to sell. As a result, we recognized an impairment loss of $77.8 million during the nine months ended September 30, 2023. The transaction is expected to close before the second half of 2024 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions.

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”). The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and included approximately 17,100 consumer customers and 1,600 commercial customers. For the three and nine months ended September 30, 2022, operating revenues for the Kansas City operations were $11.4 million or 3.8% and $37.8 million or 4.2%, respectively, of total consolidated operating revenues. In connection with the sale, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $5.2 million and $131.7 million during the three and nine months ended September 30, 2022, respectively. The sale closed on November 30, 2022 for gross cash proceeds of $82.1 million, subject to the finalization of certain working capital and other post-closing purchase price adjustments. During the quarter ended December 31, 2022, we recognized a loss on the sale of $16.8 million as a result of purchase price adjustments and an increase in net assets held for sale and estimated selling costs during the period. During the three and nine months ended September 30, 2023, we recognized an additional loss on the sale of $2.6 million and $4.7 million, respectively, as a result of expected purchase price adjustments and changes in working capital.

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

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the three and nine months ended September 30, 2023 and 2022.

Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except for percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$75.1	$69.6	$5.5	8%	$214.4	$203.1	$11.3	6%
Voice services	31.6	36.4	(4.8)	(13)	95.2	110.5	(15.3)	(14)
Video services	8.5	13.6	(5.1)	(38)	27.5	42.3	(14.8)	(35)
	115.2	119.6	(4.4)	(4)	337.1	355.9	(18.8)	(5)
Commercial:
Data services (includes VoIP)	53.8	56.8	(3.0)	(5)	160.2	171.8	(11.6)	(7)
Voice services	31.8	35.5	(3.7)	(10)	96.7	107.6	(10.9)	(10)
Other	9.3	9.9	(0.6)	(6)	29.4	32.8	(3.4)	(10)
	94.9	102.2	(7.3)	(7)	286.3	312.2	(25.9)	(8)
Carrier:
Data and transport services	31.4	33.9	(2.5)	(7)	95.5	103.7	(8.2)	(8)
Voice services	4.1	3.5	0.6	17	12.7	11.0	1.7	15
Other	0.3	0.6	(0.3)	(50)	1.0	1.4	(0.4)	(29)
	35.8	38.0	(2.2)	(6)	109.2	116.1	(6.9)	(6)

Subsidies	6.9	7.2	(0.3)	(4)	21.0	20.3	0.7	3
Network access	20.8	27.3	(6.5)	(24)	68.0	78.4	(10.4)	(13)
Other products and services	10.0	2.3	7.7	335	13.3	12.4	0.9	7
Total operating revenues	283.6	296.6	(13.0)	(4)	834.9	895.3	(60.4)	(7)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	132.4	141.2	(8.8)	(6)	391.3	413.0	(21.7)	(5)
Selling, general and administrative costs	96.8	72.8	24.0	33	261.6	221.6	40.0	18
Loss on impairment of assets held for sale	—	5.2	(5.2)	(100)	77.8	131.7	(53.9)	(41)
Loss (gain) on disposal of assets	6.7	(19.2)	25.9	135	12.4	(19.2)	31.6	165
Depreciation and amortization	79.6	75.7	3.9	5	236.8	220.6	16.2	7
Total operating expenses	315.5	275.7	39.8	14	979.9	967.7	12.2	1
Income (loss) from operations	(31.9)	20.9	(52.8)	(253)	(145.0)	(72.4)	(72.6)	(100)
Interest expense, net	(39.6)	(32.0)	7.6	24	(110.4)	(91.7)	18.7	20
Other income, net	3.5	3.0	0.5	17	11.7	9.4	2.3	24
Income tax benefit	(10.2)	(1.0)	9.2	920	(40.9)	(17.8)	23.1	130
Loss from continuing operations	(57.8)	(7.1)	(50.7)	(714)	(202.8)	(136.9)	(65.9)	(48)
Income from discontinued operations, net of tax	—	299.9	(299.9)	(100)	—	312.5	(312.5)	(100)
Dividends on Series A preferred stock	11.3	10.4	0.9	9	32.6	29.8	2.8	9
Net income attributable to noncontrolling interest	0.1	0.1	—	—	0.4	0.4	—	—
Income (loss) attributable to common shareholders	$(69.2)	$282.3	$(351.5)	(125)	$(235.8)	$145.4	$(381.2)	(262)

Adjusted EBITDA from continuing operations (1)	$80.2	$91.7	$(11.5)	(13)%	$232.5	$286.9	$(54.4)	(19)%
Adjusted EBITDA (1)	$80.2	$97.2	$(17.0)	(17)%	$232.5	$311.9	$(79.4)	(25)%

(1)	Adjusted EBITDA from continuing operations and Adjusted EBITDA are non-GAAP measures. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure. Adjusted EBITDA includes investment distributions from discontinued operations.

Key Operating Statistics

	As of September 30,
	2023	2022	Change	% Change
Consumer customers	498,198	505,302	(7,104)	(1)%

Fiber Gig+ capable	175,748	115,598	60,150	52
DSL/Copper	210,473	266,314	(55,841)	(21)
Consumer data connections	386,221	381,912	4,309	1

Consumer voice connections	249,081	294,441	(45,360)	(15)
Video connections	26,158	51,339	(25,181)	(49)

As of September 30, 2022, the operating statistics included approximately 3,352 fiber consumer data connections, 11,065 DSL/Copper consumer data connections, 6,791 consumer voice connections and 13,756 video connections for our Kansas City operations, which was sold on November 30, 2022. Prior period amounts have not been adjusted to reflect the sale.

Operating Revenues

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our data and VoIP products.  We offer high-speed Internet access at speeds of up to 2 Gbps, depending on the network facilities that are available, the level of service selected and the location. Our fiber expansion plan is expected to provide fiber broadband revenue growth opportunities as we upgrade data speeds and expand our multi-Gig coverage across our network. Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.

Broadband services revenues increased $5.5 million and $11.3 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The change in broadband services revenue was reduced in part by the sale of substantially all of the assets of our Kansas City and Ohio operations in 2022, which resulted in a decrease of broadband services revenues of $1.7 million and $5.6 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. Broadband services revenue continued to increase primarily as a result of price increases and growth in fiber Internet services as fiber data connections continue to increase and offset the decline in copper data connections. In addition, a greater mix of our subscribers are shifting towards higher broadband speeds and electing to subscribe to our 1 Gig or higher product.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans. The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $4.8 million and $15.3 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to a 17% decline in access lines. In addition, the sale of our Kansas City and Ohio operations in 2022 accounted for $0.5 million and $1.8 million of the decrease during the three and nine months ended September 30, 2023, respectively. The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-

wide decline in access lines. We expect to continue to experience erosion in voice connections due to competition from alternative technologies.

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

Video services revenues decreased $5.1 million and $14.8 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to the continued decline in connections as well as the sale of our Kansas City and Ohio operations in 2022, which accounted for $2.6 million and $8.0 million of the decrease, respectively. We expect to continue to experience a decline in video connections as we de-emphasize our linear video subscriptions and transition customers to streaming services, which may amplify the demand for higher broadband speeds to facilitate streaming content.

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

Data services revenues decreased $3.0 million and $11.6 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, of which $4.0 million and $12.4 million, respectively, is due to the sale of the Kansas City operations in 2022. The remaining change was due to continued growth in dedicated Internet access, which was reduced by declines in Metro Ethernet as a result of customer churn. In recent years, the growth in data services revenues has been impacted by customer churn from increased competition and price compression as customers are migrating from legacy data connection products to more competitive products with a lower average revenue per user.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting.  Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate. Voice services revenues decreased $3.7 million and $10.9 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to a 16% decline in access lines as commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet based voice services can offer. The sale of our Kansas City and Ohio operations in 2022 accounted for $1.3 million and $4.0 million of the decrease for the three and nine months ended September 30, 2023, respectively.

Other

Other services include business equipment sales and related hardware and maintenance support, video services and other miscellaneous revenues, including 911 service revenues. Other services revenues decreased $0.6 million and $3.4 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to a decline in business equipment sales, pole attachment revenues and custom construction revenues.

Carrier

Data and Transport Services

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services. Data and transport services revenues decreased $2.5 million and $8.2 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, of which $0.3 million and $3.9 million, respectively, is due to the sale of the Kansas City operations in 2022. The remaining decline was due to a decrease in Ethernet services as a result of customer churn. Colocation and cellular backhaul revenue also declined from prior year periods as a result of a reduction in pricing of recent contract renewals with our wireless backhaul partners. We expect to recognize further declines in cellular backhaul revenue as a result of new pricing in 2023 and ongoing contract renewals.

Voice Services

We provide basic local phone service packages with customized features for resell by wholesale customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.  Voice services revenues increased $0.6 million and $1.7 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily as a result of rate increases in 2023 for business data services.

Other

Other services revenues include conduit and other asset lease revenue as well as other miscellaneous revenue. Other services revenues decreased $0.3 million and $0.4 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to a decline in conduit lease revenue.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $0.3 million and increased $0.7 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to changes in state subsidies support. See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access.  Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network.  Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers.  Network access services revenues decreased $6.5 million and $10.4 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to lower special access and switched access revenues related to the continuing decline in minutes of use, voice connections and carrier circuits as carriers transition to Ethernet based transport solutions. In addition, end user access revenue decreased $2.6 million during the three months ended September 30, 2023 due to a reduction in the Federal and State Universal Service Fund Contribution Factors during the quarter ended September 30, 2023. End user access revenue increased $2.0 million during the nine months ended September 30, 2023 due to an increase in the Federal and State Universal Service Fund Contribution Factors during the first half of 2023.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues. We have entered into numerous Public Private Partnership agreements with several towns in New Hampshire and Vermont to build new fiber to the premise (“FTTP”) Internet networks.  The new town networks provide multi-gigabit broadband speeds to residential and commercial customers. Public Private Partnerships are a key component of Consolidated’s commitment to expand rural broadband access.

Other products and services revenues increased $7.7 million and $0.9 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to the recognition of Public Private Partnership construction projects during the three months ended September 30, 2023.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $8.8 million and $21.7 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The sale of the Kansas City operations in late 2022 resulted in a decrease to cost of services and products of $7.2 million and $22.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Video programming costs decreased as a result of a decline in video connections. Required contributions to the Federal and State Universal Service Funds (“USF”) decreased during the three month period and increased during the nine months ended September 30, 2023 as a result of changes in the quarterly funding rates as compared to the same periods in 2022. Partly offsetting the decline were higher access costs, which increased as a result of additional fiber costs for Public Private Partnership agreements related to construction projects recognized in 2023, as described above.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $24.0 million and $40.0 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. During the three months ended September 30, 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. In connection with the cost savings initiative plan and reduction in workforce, we recognized severance costs of $16.2 million and $19.7 million during the three and nine months ended September 30, 2023, respectively. The increase in selling, general and administrative costs was also due to an increase in professional fees for various system enhancements, customer service improvements and strategic initiatives. Advertising expense increased during the nine months ended September 30, 2023 due to greater promotional activities surrounding the continued marketing of our new fiber broadband products. However, selling, general and administrative costs were reduced in part by a decline in property and real estate taxes in 2023.

Loss on Impairment of Assets Held for Sale

In connection with the classification of the Washington operations as held for sale in 2023, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $77.8 million during the nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, we recognized an impairment loss of $5.2 million and $131.7 million on the classification of substantially all of the assets of the Kansas City operations as held for sale in 2022.

Loss (Gain) on Disposal of Assets

As described above, we recognized an additional loss of $2.6 million and $4.7 million during the three and nine months ended September 30, 2023, respectively, on the sale of substantially all of the assets of our Kansas City operations as a result of purchase price adjustments and working capital changes. We also recognized a loss of $0.5 million and $4.1 million related to the sale of certain utility poles during the three and nine months ended September 30, 2023, respectively. In addition, during the three and nine months ended September 30, 2023, we recognized a loss of $3.6 million on the disposal of certain equipment and inventory. During the three and nine months ended September 30, 2022, we completed the sale of certain non-strategic communication towers for gross cash proceeds of $19.4 million and recognized a pre-tax gain on the sale of $19.2 million.

Depreciation and Amortization

Depreciation and amortization expense increased $3.9 million and $16.2 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to ongoing capital expenditures related to the fiber network expansion and customer service improvements as well as success-based capital projects for consumer and commercial services. However, amortization expense declined for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined due certain assets becoming fully depreciated in 2023 and the classification of the Kansas City assets as held for sale in the first quarter of 2022.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $7.6 million and $18.7 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to an increase in variable interest rates on our outstanding term loan. Interest capitalized for the construction of assets also declined $1.2 million and $3.9 million during the three and nine months ended September 30, 2023, respectively. These increases in interest expense were reduced in part by an increase in interest income of $3.1 million from additional cash equivalents and short-term investments during the nine months ended September 30, 2023.

Other Income

Other income increased $0.5 million and $2.3 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Investment income increased $1.9 million and $5.1 million during the three and nine month periods ended September 30, 2023, respectively, as a result of earnings from short-term investments. Other miscellaneous income increased $0.5 million and $3.0 million during the three and nine month periods ended

September 30, 2023, respectively, from income received under transitional support agreements. However, during the three and nine month periods ended September 30, 2023, pension and post-retirement expense increased $1.9 million and $5.8 million, respectively. See Note 13 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.

Income Taxes

Income taxes decreased $9.2 million and $23.1 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Our effective tax rate was 15.0% and 11.9% for the three months ended September 30, 2023 and 2022, respectively and 16.8% and 11.5% for the nine months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, we recorded $4.4 million of tax expense to adjust our 2022 provision to match our 2022 returns. On July 10, 2023, we entered into a definitive agreement to sell our Washington operations. As a result, we recorded an increase of $3.6 million and $17.7 million to our current tax expense for the three and nine months ended September 30, 2023, respectively, related to the $77.8 million impairment loss of noncash goodwill that is not deductible for tax purposes. On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our Kansas City operations. As a result, we recorded an increase to our current tax expense of $1.6 million and $19.5 million for the three and nine months ended September 30, 2022, respectively, related to the $83.7 million impairment loss of noncash goodwill that is not deductible for tax purposes. The transaction to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio closed on January 31, 2022.  As a result, we recorded an increase of $0.3 million and $3.7 million to our current tax expense for the three and nine months ended September 30, 2022, respectively, related to $16.3 million of noncash goodwill included in the sale that is not deductible for tax purposes. The Company does not consider these sales transactions and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations. Exclusive of these adjustments, our effective tax rate for the three months ended September 30, 2023 and 2022 would have been approximately 26.0% and 28.2%, respectively and approximately 25.6% and 26.1% for the nine months ended September 30, 2023 and 2022, respectively. In addition, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

The following table is a reconciliation of loss from continuing operations to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, unaudited)	2023	2022	2023	2022
Loss from continuing operations	$(57,720)	$(7,257)	$(202,773)	$(136,944)
Add (subtract):
Interest expense, net of interest income	39,571	32,071	110,334	91,742
Income tax benefit	(10,220)	(978)	(40,908)	(17,814)
Depreciation and amortization	79,604	75,659	236,841	220,552
EBITDA	51,235	99,495	103,494	157,536

Adjustments to EBITDA:
Other, net (1)	20,043	3,236	33,442	8,857
Loss (gain) on disposal of assets	6,692	(19,163)	12,380	(19,163)
Loss on impairment	—	5,208	77,755	131,698
Non-cash, stock-based compensation	2,261	2,939	5,448	7,971
Adjusted EBITDA from continuing operations	80,231	91,715	232,519	286,899
Investment distributions from discontinued operations	—	5,478	—	25,023
Adjusted EBITDA	$80,231	$97,193	$232,519	$311,922

(1)	Includes dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities. We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents, proceeds from sales of nonstrategic assets and, if needed, borrowings under our revolving credit facility and our ability to obtain future external financing. We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures for our accelerated fiber network expansion and growth plan.

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows provided by (used in):
Operating activities
Continuing operations	$102,593	$193,108
Discontinued operations	—	25,023
Investing activities
Continuing operations	(326,485)	(338,059)
Discontinued operations	—	489,567
Financing activities	(12,343)	(7,225)
Change in cash and cash equivalents	$(236,235)	$362,414

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $102.6 million during the nine months ended September 30, 2023, a decrease of $90.5 million compared to the same period in 2022. Cash flows provided by operating activities decreased in part due to a decline in earnings as a result of a decrease in operating revenue. Cash paid for interest also increased $16.0 million during the nine months ended September 30, 2023 compared to the same period in 2022. In addition, we paid severance costs of $19.2 million during the nine months ended September 30, 2023 in connection with cost savings initiatives. These reductions in cash provided by operating activities were offset in part by a decrease in cash contributions to our defined benefit pension plan of $7.4 million during the nine months ended September 30, 2023 compared to the same period in 2022.

Cash Flows Used In Investing Activities

Net cash used in investing activities from continuing operations was $326.5 million and $338.1 million during the nine months ended September 30, 2023 and 2022, respectively, and consisted primarily of cash used for capital expenditures, the purchase and maturity of short-term investments and proceeds received from business dispositions and the sale of assets.

Capital expenditures continue to be our primary recurring investing activity and were $424.2 million and $497.0 million during the nine months ended September 30, 2023 and 2022, respectively. Capital expenditures for 2023 are expected to be used for our planned fiber projects and broadband network expansion, including the upgrade in 2023 of approximately 222,000 fiber passings, and to support success-based capital projects for commercial, carrier and consumer initiatives. We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

During the nine months ended September 30, 2023, we received proceeds from the maturity and sale of investments of $91.6 million. During the nine months ended September 30, 2022, we received proceeds from the maturity and sale of investments of $151.6 million, which was offset in part by the purchase of $40.0 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months.

During the nine months ended September 30, 2022, we completed the sale of substantially all of the assets of CCOC, our non-core, rural ILEC business located in Ohio, for cash proceeds of $26.0 million. In addition, we received cash proceeds of $19.4 million for the sale of certain non-strategic communication towers during the nine-month period ended September 30, 2022.

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

On April 17, 2023, the Company entered into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”) to replace remaining LIBOR-based benchmark rates with Secured Overnight Financing Rate (“SOFR”)-based benchmark rates. As part of the replacement to SOFR-benchmark rates, borrowings will include an adjustment of 0.11%, 0.26% and 0.43% for borrowings of one, three and nine month loans, respectively. With the amendment, the interest rate of the Term Loans is 3.50% plus SOFR plus the SOFR adjustment (subject to a 0.75% SOFR floor).

The revolving credit facility has a maturity date of October 2, 2027 and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  At September 30, 2023 and December 31, 2022, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $35.4 million were outstanding under our revolving credit facility as of September 30, 2023.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility.  As of September 30, 2023, $214.6 million was available for borrowing under the revolving credit facility, subject to certain covenants.

The weighted-average interest rate on outstanding borrowings under our credit facility was 8.95% and 7.63% as of September 30, 2023 and December 31, 2022, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 6.35:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of September 30, 2023, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 5.73:1.00.  As of September 30, 2023, we were in compliance with the Credit Agreement covenants.

On October 15, 2023, the Company entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) to, among other things, increase the maximum consolidated first lien leverage ratio (the “Step-Up”) permitted under the Credit Agreement to (i) 7.75 to 1.00, from October 15, 2023 to and including December 31, 2024, (ii) 7.50 to 1.00, from and including January 1, 2025 to and including March 31, 2025, (iii) 7.25 to 1.00, from and including April 1, 2025 to and including June 30, 2025, (iv) 7.00 to 1.00, from and including July 1, 2025 to and including September 30, 2025, (v) 6.75 to 1.00 from and including October 1, 2025 to and including December 31, 2025, (vi) 6.50 to 1.00, from and including January 1, 2026 to and including March 31, 2026, (vii) 6.25 to 1.00, from and including April 1, 2026 to and including June 30, 2026, (viii) 6.00 to 1.00, from and including July 1, 2026 to and including September 30, 2026, and (ix) 5.85 to 1.00 from and including October 1, 2026 and thereafter (the “Step-Up Period”). While the Step-Up is in effect, the Company will be subject to additional restrictions on its ability to make certain investments and restricted payments (the “Restrictions”). The Step-Up Period and the Restrictions will end and the maximum consolidated first lien leverage ratio will revert to the levels set forth in the Credit Agreement on the earlier of (a) the Company’s election and (b) August 1, 2025, to the extent $300.0 million in cash proceeds have not been received by the Company from equity contributed to its capital by such date. If the proposed Merger is not completed by August 1, 2025, the increase in the maximum consolidated first lien leverage ratio as permitted in the Fifth Amendment to the Credit Agreement to provide interim financial covenant relief will end and the maximum consolidated first lien leverage ratio will revert to the levels set forth in the Credit Agreement.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contain customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of September 30, 2023, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2023 and 2040.  As of September 30, 2023, the present value of the minimum remaining lease commitments was approximately $32.5 million, of which $15.5 million was due and payable within the next twelve months. The leases require total remaining rental payments of $36.2 million as of September 30, 2023.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2023	2022
Cash and cash equivalents and short-term investments	$89,617	$413,803
Working capital	4,188	331,240
Current ratio	1.01	2.24

Our net working capital decreased $327.1 million as of September 30, 2023 compared to December 31, 2022. Cash, cash equivalents and short-term investments decreased $324.2 million primarily as a result of capital expenditures for the fiber build plan during 2023. Working capital was reduced by an increase in accounts payable and accrued expense of $11.3 million and $25.8 million at September 30, 2023, respectively, related to the timing of expenditures. An increase in accrued interest reduced working capital $17.4 million at September 30, 2023 related to the timing of the semi-annual interest payments for our Senior Notes.  A decline in accounts receivable of $12.3 million also reduced working capital related to the timing of cash receipts for special projects, grant funding and amounts collected from the TUSF settlement.  However, at September 30, 2023, working capital included net assets classified as held for sale of $67.1 million related to the pending sale of the Washington operations.

Our most significant use of funds for the remainder of 2023 is expected to be for capital expenditures and interest payments on our indebtedness. We have historically funded certain core network capacity equipment with finance leases and it remains our intent to continue such arrangements with our leasing partners. In the event we are unable to secure such financing, we may be required to make cash expenditures for this capital. The refinancing of our capital structure in recent years, including the Fifth Amendment to our Credit Agreement described above, availability of approximately $214.6 million on our revolving credit facility and net proceeds from asset divestitures in 2022 provides us with near-term financial and operational flexibility. In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services.  As of September 30, 2023, we had approximately $45.8 million of these bonds outstanding.

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

Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year. ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We expect that for 2023 and 2024, no pension contributions will be required under the ARPA minimum required contributions and we intend use our current pre-funded balance to satisfy the minimum contribution requirements. As of September 30, 2023, we have contributed $5.7 million to our other post-retirement benefit plans, and expect to make contributions to our other post-retirement benefit plans totaling approximately $0.5 million during the remainder of 2023.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to the impact of interest rate fluctuations on our debt obligations.  Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations.  In order to manage the volatility relating to changes in interest rates, we utilize derivative financial instruments such as interest rate swaps to maintain a mix of fixed and variable rate debt.  We do not use derivatives for trading or speculative purposes.  Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not subject to a variable rate floor or hedged through the interest rate swap agreements.  Based on our variable rate debt outstanding as of September 30, 2023, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $5.0 million.

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

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2023.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a level of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our Form 10-K for the year ended December 31, 2022, the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our common stock. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. In addition to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2022, the following risks are related to the proposed Merger:

Risk Factors Related to the Proposed Merger

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the Merger is subject to a number of closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the voting power represented by the outstanding shares of our common stock that are entitled to vote thereon and held by Unaffiliated Stockholders (as defined in the Merger Agreement), the adoption of the Merger Agreement by the holders of a majority of the voting power represented by the outstanding shares of our common stock that are entitled to vote thereon, the expiration or termination of the waiting periods (and any extensions thereof) applicable to the consummation of the Merger under the HSR Act, the receipt of other required regulatory approvals, consents or clearances with respect to the Merger from (i) the Federal Communications Commission, (ii) the Committee on Foreign Investment in the United States, (iii) state public utility commissions and (iv) local regulators in connection with the provision of telecommunications and media services. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course of business and to refrain from taking certain types of actions without Parent’s consent and to not engage in certain kinds of material transactions prior to closing without Parent’s consent. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on Nasdaq and registered under the Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
●	we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
●	we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
●	we may be required to pay a cash termination fee to Parent, as required under the Merger Agreement under certain circumstances;
●	while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
●	our Credit Agreement, with respect to the revolving credit facility only, requires us to comply with specified financial ratios, including a financial covenant based on a maximum Consolidated First Lien Leverage Ratio. If the proposed Merger is not completed by August 1, 2025, the increase in the maximum Consolidated First Lien Leverage Ratio as permitted in the Fifth Amendment to the Credit Agreement to provide interim financial covenant relief will end and the maximum Consolidated First Lien Leverage Ratio will revert to the levels set forth in the Credit Agreement.

●	matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
●	we may commit significant time and resources to defending against litigation related to the Merger.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. As mentioned above, a substantial amount of our management’s and employees’ attention is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. With respect to any written, bona fide acquisition proposal that the Company receives, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company’s board of directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Under the terms of the Merger Agreement, we may be required to pay a termination fee of $15.9 million to Parent under specified conditions, including (i) in the event Parent terminates the Merger Agreement before receipt of our stockholders’ approval due to a change in recommendation by our Board of Directors, (ii) in the event we terminate the Merger Agreement to enter into a definitive agreement with respect to a Superior Proposal, or (iii) under certain circumstances, in the event either we or Parent terminates the Merger Agreement because the Merger has not been consummated within 15 months of the execution of the Merger Agreement (as such date may be extended in accordance with the Merger Agreement) and we subsequently enter into a definitive agreement with respect to, or consummate, an alternative acquisition.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the per share value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $15.9 million to Parent. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our Board of Directors, the Special Committee of the Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

The Merger Agreement provides for the stockholders of record of the Company’s common stock to receive cash consideration of $4.70 per share of Company common stock, without interest, upon the closing of the transactions contemplated by the Merger Agreement. If the transaction is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the transactions contemplated by the Merger Agreement, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the transaction contemplated by the Merger Agreement.

If the Merger is not consummated on or before January 15, 2025, either the Company or Parent may terminate the Merger Agreement.

Either the Company or Parent may terminate the Merger Agreement if the Merger has not been consummated by January 15, 2025, as such date may be automatically extended pursuant to the terms of the Merger Agreement. This termination right, however, will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the principal cause of, or directly resulted in, the failure to consummate the Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by January 15, 2025 (as may be extended), we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

2.1+

Agreement and Plan of Merger, dated as of October 15, 2023, by and among Consolidated Communications Holdings, Inc., Condor Holdings LLC and Condor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated October 16, 2023).

10.1

Voting Agreement, dated as of October 15, 2023, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 16, 2023).

10.2

Amendment No. 5, dated as of October 15, 2023, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc. and the lenders party thereto. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 16, 2023).

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

101*

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

+ Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

November 7, 2023	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

November 7, 2023	By:	/s/ Fred A. Graffam III
Fred A. Graffam III,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)