Form 10-K
period 2023-12-31
Consolidated Communications Holdings, Inc.
filed 2024-03-05
CIK 1304421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the shares held by non-affiliates of the registrant’s common stock was $286,167,707 based on the closing price as reported on the Nasdaq Global Select Market. The market value calculations exclude shares held on the stated date by registrant’s directors and officers on the assumption such shares may be shares owned by affiliates. Exclusion from these public market value calculations does not necessarily conclude affiliate status for any other purpose.

On February 27, 2024, the registrant had 116,003,311 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

Description of Our Business

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers by leveraging our advanced fiber network, which spans approximately 60,000 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services. We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections. Consolidated is dedicated to moving people, businesses and communities forward by delivering the most reliable fiber communications solutions.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers. As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product. Our investment in more competitive broadband speeds is critical to our long-term success.  With the initial investment from Searchlight and the concurrent debt refinancing in 2020, we launched our largest-ever multi-year fiber infrastructure project in 2021 with the goal of upgrading approximately 1.6 million residential and small business premises to fiber-to-the-home/premise (“FTTP”) enabling multi-Gig symmetrical speeds. The fiber network investments will be made across eight states, including more than 1 million passings within our northern New England service areas. Since 2021, we have upgraded approximately 960,000 homes and small businesses to FTTP, respectively, and we launched Fidium Fiber, our new Gigabit fiber internet product to consumers and small business customers. In 2024, we plan to upgrade at least 85,000 passings and expand Fidium Fiber further into our footprint. By leveraging our existing dense core fiber network and an accelerated build plan, we will be able to significantly increase broadband speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities. As we invest in network upgrades, we believe we will see stable-to-improved trends in revenue growth and increased broadband penetration. We believe these fiber investments will help us future-proof our network and facilitate the continued transformation of Consolidated into a leading super-regional fiber communications service provider.

Searchlight is a strategic partner in our execution of this investment and brings a differentiated perspective to our broadband-first strategy. They are an experienced broadband and fiber infrastructure investor and they bring significant experience investing in FTTP and broadband expansion. Through our partnership with Searchlight, we have and will continue to pursue targeted investments in our business and future growth opportunities as we transform our company into a leading broadband and solutions provider and create value for our stakeholders, including our customers and employees.

A discussion of factors potentially affecting our operations is set forth in Part I – Item 1A – “Risk Factors.”

Recent Business Developments

Merger Agreement

On October 15, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor Holdings LLC, a Delaware limited liability company (“Parent”) affiliated with certain funds managed by affiliates of Searchlight, and Condor Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly owned subsidiary of an affiliate of Searchlight. British Columbia Investment Management Corporation (“BCI”) and certain affiliates of Searchlight have committed to provide equity financing to Parent to fund the transactions contemplated by the Merger Agreement. Searchlight is currently the beneficial owner of approximately 34% of the Company’s outstanding shares of common stock and is the holder of 100% of the Company’s outstanding Series A perpetual preferred stock. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than shares of the Company’s common stock (i) held directly or indirectly by Parent, Merger Sub or any subsidiary of the Company, (ii) held by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to $4.70 per share, without interest (the “Merger Consideration”), subject to any withholding of taxes required by applicable law. In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, (i) Company restricted share awards (“Company RSAs”) held by non-employee directors or by certain affiliates of Searchlight will vest and be canceled in exchange for the Merger Consideration and (ii) all other Company RSAs will be converted into restricted cash awards based on the Merger Consideration and subject to the same terms and conditions, including time- and performance-based vesting conditions, as the corresponding Company RSA (except that the relative total shareholder return modifier shall be deemed to be achieved at the target level).

The Merger Agreement has, unanimously by the directors present, been approved by the board of directors of the Company (the “Board”), acting upon the unanimous recommendation of a special committee consisting of only independent and disinterested directors of the Company (the “Special Committee”). On January 31, 2024, the Company held a virtual special meeting of stockholders (the “Special Meeting”) to consider three proposals with respect to  the Merger Agreement. The first proposal, to adopt the Merger Agreement, was approved by (i) holders of a majority of the voting power represented by the issued and outstanding shares of our common stock that were entitled to vote thereon, and (ii) holders of a majority of the voting power represented by the issued and outstanding shares of our common stock that were entitled to vote thereon and held by Unaffiliated Stockholders (as defined in the Merger Agreement). The second proposal, to approve by advisory (non-binding) vote the compensation that may be paid or become payable to the named executive officers of the Company in connection with the consummation of the Merger, was approved by the requisite vote of the Company’s stockholders. The third proposal, to approve any adjournment of the Special Meeting, if necessary, to solicit additional proxies if there were insufficient votes in favor of the Merger Agreement proposal, was also approved by the requisite vote of the Company’s stockholders. Because the Merger Agreement proposal was approved by the requisite vote, no adjournment to solicit additional proxies was necessary.

The proposed transaction constitutes a “going-private transaction” under the rules of the SEC and is expected to close by the first quarter of 2025. The closing of the Merger is subject to various conditions, including (i) the expiration or termination of the applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (ii) the receipt of certain required consents or approvals from (a) the Federal Communications Commission, (b) the Committee on Foreign Investment in the United States, (c) state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; (iii) the absence of any order, injunction or decree restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement; and (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, as of the date of the Merger Agreement and the date of closing, and performance in all material respects of the covenants and agreements contained in the Merger Agreement. The transaction is not subject to a financing condition. We are awaiting required regulatory approvals in order to execute the Merger. Following the closing of the transaction, shares of our common stock will no longer be traded or listed on any public securities exchange.

Additional information about the Merger Agreement and the Merger is set forth in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 18, 2023, as supplemented.

Sources of Revenue

The following tables summarize our sources of revenue and key operating statistics for the last three fiscal years:

	2023		2022		2021
		% of		% of		% of
(In millions, except for percentages)	$	Revenues	$	Revenues	$	Revenues
Consumer:
Broadband (Data and VoIP)	$290.8	26.2%	$272.1	22.8%	$269.3	21.0%
Voice services	125.2	11.3	144.8	12.2	160.7	12.5
Video services	35.0	3.2	54.2	4.5	65.1	5.1
	451.0	40.7	471.1	39.5	495.1	38.6
Commercial:
Data services (includes VoIP)	214.7	19.3	228.5	19.2	228.9	17.9
Voice services	127.9	11.5	142.3	12.0	154.6	12.1
Other	39.9	3.6	43.1	3.6	40.0	3.1
	382.5	34.4	413.9	34.8	423.5	33.1
Carrier:
Data and transport services	127.2	11.5	137.4	11.5	133.4	10.4
Voice services	15.6	1.4	14.7	1.2	17.2	1.4
Other	1.2	0.1	1.7	0.2	1.6	0.1
	144.0	13.0	153.8	12.9	152.2	11.9

Subsidies	27.9	2.5	33.4	2.8	69.8	5.4
Network access	90.2	8.1	104.7	8.8	120.5	9.4
Other products and services	14.5	1.3	14.4	1.2	21.1	1.6
Total operating revenues	$1,110.1	100.0%	$1,191.3	100.0%	$1,282.2	100.0%

Key Operating Statistics

	As of December 31,
	2023	2022	2021
Consumer customers	498,082	484,669	516,949

Fiber Gig+ capable	195,195	122,872	86,122
DSL/Copper	198,024	244,586	298,442
Consumer data connections	393,219	367,458	384,564

Consumer voice connections	239,587	276,779	328,849
Video connections	21,900	35,039	63,447

We completed the sale of substantially all of the assets of our non-core, rural ILEC business located in Ohio (the “Ohio operations”) and our business located in the Kansas City market (the “Kansas City operations”) on January 31, 2022 and November 30, 2022, respectively. For the year ended December 31, 2022, operating revenues for the Kansas City operations were $45.5 million, or 3.8% of consolidated operating revenues. For the year ended December 31, 2021, operating revenues for the Ohio operations and the Kansas City operations were $8.9 million and $51.3 million, or 0.7% and 4.0% of consolidated operating revenues, respectively. The sale of substantially all of the net assets of our Kansas City operations and Ohio operations resulted in a reduction of approximately 3,325 fiber consumer data connections, 14,505 DSL/Copper consumer data connections and 14,800 video connections in 2022. Prior period amounts have not been adjusted to reflect the sales.

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

In addition to Internet and VoIP services, we also offer a variety of commercial data connectivity services in select markets including Ethernet services; private line data services; software defined wide area network (“SD-WAN”), a software-based network technology that provides a simplified management and automation of wide area network connections; and multi-protocol label switching. Our networking services include point-to-point and multi-point deployments to accommodate the growth patterns of our business customers. We offer a suite of cloud-based services, which includes a hosted unified communications solution that replaces the customer’s on-site phone systems and data networks, managed network security services and data protection services. Data center and disaster recovery solutions provide a reliable and local colocation option for commercial customers.

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

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues such as revenue from our Public Private Partnership arrangements. We have entered into numerous Public Private Partnership agreements with several towns in New Hampshire and Vermont to build new FTTP Internet networks. The new town networks provide multi-gigabit broadband speeds to residential and commercial customers. Public Private Partnerships are a key component of Consolidated’s commitment to expand rural broadband access.

Wireless Partnerships

Prior to their sale, we derived a portion of our cash flow and earnings from investments in five wireless partnerships: GTE Mobilnet of South Texas Limited Partnership (“Mobilnet South Partnership”), GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), Pennsylvania RSA No. 6(I) Limited Partnership (“RSA 6(I)”) and Pennsylvania RSA No. 6(II) Limited Partnership (“RSA 6(II)”). Cellco is the general partner for each of the five cellular partnerships. Cellco is an indirect, wholly-owned subsidiary of Verizon Communications Inc. As the general partner, Cellco is responsible for managing the operations of each partnership.

On September 13, 2022, we completed the sale of all of our limited partnership interests in the five wireless partnerships to Cellco for an aggregate purchase price of $490.0 million, other than a portion of the interest in one of the partnerships which was sold to a limited partner of such partnership pursuant to its right of first refusal. The proceeds from the sale were used in part to support our fiber expansion plan. The financial results of the limited partnership interests have been reported as discontinued operations in our consolidated financial statements for all prior periods presented. Prior to classification as discontinued operations, wireless partnership investment income was included as a component of other income in the consolidated statements of operations.

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

For the years ended December 31, 2022 and 2021, we recognized income of $23.5 million and $41.8 million, respectively, and received cash distributions of $29.2 million and $43.0 million, respectively, from these wireless partnerships.

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

Our networks are supported by advanced 100% digital switches, with a core fiber network connecting all remote exchanges. We have deployed fiber-optic cable extensively throughout our network, resulting in a 100% fiber backbone network that supports all of the inter-office and host-remote links, as well as the majority of business parks within our service areas. In addition, this fiber infrastructure provides the connectivity required to provide broadband and long-distance services to our residential and commercial customers.  Our fiber network utilizes FTTP to offer bundled residential and commercial services. In markets where fiber deployment is not yet economically feasible, we continue to enhance our copper network to increase bandwidth in order to provide additional products and services to our marketable homes.

We operate advanced fiber networks which we own or have entered into long-term leases for fiber network access.  At December 31, 2023, our fiber-optic network consisted of over 60,000 route-miles, which includes approximately 20,400 miles of FTTP deployments, approximately 22,420 route miles of fiber located in the northern New England area, approximately 3,960 miles of fiber network in Minnesota and surrounding areas, approximately 4,830 miles of fiber network in Texas including parts of the greater Dallas/Fort Worth market, approximately 1,860 route-miles of fiber-optic facilities in the Pittsburgh metropolitan area, approximately 2,330 miles of fiber network in Illinois and approximately 1,150 route-miles of fiber optic facilities in California that cover large parts of the greater Sacramento metropolitan area. Our remaining network includes approximately 3,490 route-miles spanning across various states including portions of Alabama, Colorado, Florida, Georgia, Kansas, Massachusetts, New York, Pennsylvania and Washington.

As of December 31, 2023, we passed more than 2.6 million homes, of which approximately 47% were at least 1 Gig capable, and have direct fiber connections to 15,105 on-net commercial building locations. We intend to continue to make strategic enhancements to our network including improvements in overall network reliability and increases to our broadband speeds. We offer data speeds of up to 2 Gbps in select markets, and up to 100 Mbps in markets where 2 Gbps is not yet available, depending on the geographical region. As part of our multi-year fiber build plan, we plan to extend fiber coverage enabling multi-Gig data speeds to over 70% of our passings. The ultimate total passings will be dependent upon, amongst other things, our ability to secure Public Private Partnership grant arrangement opportunities. Further network investments will enable us to continue to meet consumer demand for faster broadband speeds, symmetrical broadband and more bandwidth consumption as well as more effectively serve our commercial customers.

Through our extensive fiber network, we also expect to be able to support the increased demand on wireless carriers for high-capacity transport services, and intend to also leverage our investments to grow commercial data services. In all the markets we serve, we have launched initiatives to support fiber backhaul services to cell sites. As of December 31, 2023, we had 3,806 cell sites in service and an additional 166 additional cell sites pending completion.

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

Business Strategies

Transform our Company into a dominant fiber, gigabit broadband provider

In 2020, in connection with the Searchlight investment, we announced plans to upgrade and expand our fiber network through a multi-year build plan with construction beginning in early 2021. The build plan includes the upgrade of approximately 1.6 million passings to fiber enabling multi-Gigabit capable services to over 70% of our passings. The ultimate total passings upgraded to fiber will be dependent upon, amongst other things, our ability to secure Public Private Partnership grant arrangements and other broadband infrastructure funding opportunities. Since 2021, we built fiber to approximately 960,000 passings enabling faster broadband speeds and in 2024, we plan to upgrade at least 85,000 locations. This marks the biggest fiber deployment project in our Company’s history. Our strategy is to meaningfully upgrade our residential and small business network in those service territories with a predominantly copper-based infrastructure to a FTTP network.  Of the planned upgrades, we expect that more than 1 million passings will be upgraded within the northern New England service areas. We believe that the upgraded network will be capable of providing up to 10 Gbps of symmetrical broadband, which we believe will make us the only broadband provider in these markets capable of delivering 10 Gbps symmetrical broadband to consumers. In addition to best-in-class upload and download speeds, we believe the resulting network will offer better reliability, improved speed consistency, and a lower operating cost relative to competing broadband network technologies. Given these benefits, we believe that our fiber deployment strategy will continue to allow us to realize meaningful improvements in average revenue per user, broadband subscriber penetration and customer retention.

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

Improve the overall customer experience

We continue to evaluate our operations in order to improve and enhance the overall customer experience for all customers. In conjunction with the multi-year fiber build plan, we also expect to make significant investments in our back-office infrastructure. We expect our full transformation to occur over a multi-year period. Our planned enhancements include an improved customer portal where customers can manage all aspects of their service. We believe that our digital transformation projects will improve our order and install processes making the transition to our services more seamless than ever. Our sales process has been redesigned in order to provide personalized sales channels and a dedicated care team for our fiber customers. We have a culture of delivering the highest quality customer service experience possible and plan to continue to make investments in our platforms in order to create a truly differentiated customer experience.

Improve operating efficiency

In 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. This initiative included a reduction in workforce, consolidation and elimination of certain facilities and review of our product offerings. We will continue to seek to improve operating efficiency through technology, better practices and procedures and through cost containment measures.

Competition

The telecommunications industry is subject to extensive competition, which has increased significantly in recent years.  Technological advances have expanded the types and uses of services and products available.  In addition, changes in the regulatory and legislative environment applicable to comparable alternative services have lowered costs for these competitors.  As a result, we face heightened competition but also have new opportunities to grow our broadband business.  Our competitors vary by market and may include other incumbent and competitive local telephone companies; cable operators offering data, video and VoIP products; wireless carriers; long distance providers; satellite companies; Internet service providers, including fixed wireless Internet service providers (“WISPs”); online video providers; and in some cases new forms of providers that are able to offer a broad range of competitive services.  We expect competition to remain a significant factor affecting our operating results and that the nature and extent of that competition will continue to increase in the future.  See Part I - Item 1A – “Risk Factors – Risks Relating to Our Business.”

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

Wireless companies are aggressively developing networks using next-generation data technologies, including 5G and beyond, in order to provide increasingly faster data speeds to their customers. A growing number of companies are also building and enhancing their fiber networks in order to provide multi-Gigabit capable broadband services within many of our service areas. Broadband-deployment funding initiatives from federal and state agencies, including federal infrastructure legislation enacted in 2021, may also result in other service providers deploying new subsidized fiber networks within our service territories. In addition, the expanded availability of free or lower cost services, such as video over the Internet, complimentary Wi-Fi service and other streaming devices have increased competition among other providers. In order to offer competitive services, we continue to invest in our network and business operations in order to offer new and enhanced services including faster broadband speeds and cloud-enabled services.

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

Human Capital Resources

As of December 31, 2023, we employed approximately 3,180 employees, including part-time employees. We also use temporary and contract employees in the normal course of our business. Approximately 44% of our employees were covered by collective bargaining agreements as of December 31, 2023.  For a more detailed discussion regarding how the collective bargaining agreements could affect our business, see Part I - Item 1A – Risk Factors – “Risks Relating to Our Business.”

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

Diversity and Inclusion

We embrace diversity and inclusion and seek to hire and retain high-quality employees of all backgrounds and experiences. Honoring our employees as individuals is key to our culture. We believe diversity of backgrounds contributes to different ideas, which in turn drives better results for customers. We respect differences and diversity as qualities that enhance our efforts as a team and believe embracing diversity and a culture of inclusion makes our company a better place to work. We believe in and support the principles incorporated in all anti-discrimination and equal employment laws. We have adopted a Diversity, Equity and Inclusion (“DEI”) policy led by the Human Resources team in collaboration with the DEI Council. DEI Council is a cross-functional team that meets regularly and develops resources and provides input and guidance aimed at building a company environment where differences are welcomed and every employee feels supported and can be successful, and our customers and communities are recognized and respected. DEI Council has created and published a Pronoun Resource Guide to help employees navigate discussions around gender identity and pronoun use and ensure a more welcoming environment to employees across the gender spectrum. Our employees complete training each year on discrimination and harassment prevention on topics that include ageism, anti-bullying and respect for people from other racial, ethnic and religious groups. We continue to expand our DEI initiatives and are actively working to help advance our diversity journey and build upon our practices on diversity, inclusion and fairness.

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

The universal service portion of the Transformation Order redirected support from voice services to broadband services, and is now called the CAF. In December 2014, the FCC released a report and order that addressed, among other things, the transition to CAF Phase II funding for price cap carriers and the acceptance criteria for CAF Phase II funding.  Companies were required to commit to a statewide build out requirement of 10 Mbps downstream and 1 Mbps upstream in funded locations. Our annual support through the FCC’s CAF Phase II funding was $48.1 million through 2021 as described below.

In April 2019, the FCC announced plans for the Rural Digital Opportunity Fund (“RDOF”), the next phase of the CAF program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America. The RDOF program prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers. Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase (which is not certain to occur) auctioning $4.4 billion, each to be distributed over 10 years. The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream. Consolidated won 246 census block groups serving in seven states in the 2020 auction. The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at an annual funding level of $5.9 million, beginning January 1, 2022 through December 31, 2031, which resulted in a reduction of approximately $42.2 million in annual support as of January 1, 2022. Consolidated began receiving RDOF funding in January 2022.

Promotion of Universal Service

In general, telecommunications service in rural areas is costlier to provide than service in urban areas. The lower customer density means that switching and other facilities serve fewer customers and loops are typically longer, requiring greater expenditures per customer to build and maintain.  By supporting the high cost of operations in rural markets, Universal Service Fund (“USF”) subsidies promote widely available, quality telephone service at affordable prices in rural areas.  Revenues from federal and certain states’ USFs totaled $27.9 million, $33.4 million and $69.8 million in 2023, 2022 and 2021, respectively.

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

Internet Services

The provision of Internet access services is currently not significantly regulated by either the FCC or the state commissions (with the exception of the California Public Utilities Commission).  The Federal Trade Commission (“FTC”) has authority to regulate Internet Service Providers with respect to privacy and competitive practices. In 2017, the FCC adopted an order rescinding its previous classification of Internet service as a telecommunications service regulated under Title II of the Communications Act effectively limiting the FCC’s authority over Internet Service Providers. However, the FCC retained rules requiring Internet Service Providers to disclose practices associated with blocking, throttling and paid prioritization of Internet traffic. The FCC order was challenged in court and in 2019, a U.S. Court of Appeals upheld the FCC’s decision reclassifying Internet access services as an information service. In October 2023, the FCC released a notice of proposed rulemaking seeking to reclassify certain broadband internet services as telecommunications services imposing certain network neutrality requirements on the reclassified internet services. In addition, several states have adopted rules similar to the network neutrality requirements that were eliminated by the FCC and new state legislation may be adopted in the future.

The outcome of pending matters before the FCC and the FTC and any potential congressional action cannot be determined at this time but could lead to increased costs for the Company in connection with our provision of Internet services, and could affect our ability to compete in the markets we serve.

Broadband Adoption Initiatives

Federal and state governments have adopted initiatives to provide funding programs to assist in the deployment of broadband in order to support access to high speed broadband services in underserved or unserved areas. The awards may include a number of regulatory requirements including the completion of construction by certain dates. We are evaluating each of these programs and expect to continue to pursue funding opportunities available to us. We cannot predict what funding we will receive, the ultimate requirements that will be adopted or the impact of these programs on our business.

American Rescue Plan Act Funding

Under the American Rescue Plan Act of 2021 (“ARPA”), which was signed on March 11, 2021, states have been allocated federal funds to be utilized for capital infrastructure, including broadband deployment, and are in various stages of implementation. We are working with the states and municipalities in which we operate, to participate in this broadband grant program.

Affordable Connectivity Program

The Affordable Connectivity Program (“ACP”) is a broadband affordability program set up to help ensure that households can afford the broadband access they need for work, school, healthcare and more. The benefit provides a discount of up to $30 per month toward internet service for eligible households and up to $75 per month for households on qualifying Tribal lands. Eligible households can also receive a one-time discount of up to $100 to purchase a laptop, desktop computer, or tablet from participating providers if they contribute more than $10 and less than $50 toward the purchase price. The ACP is limited to one monthly service discount and one device discount per household. The program began distributing funds on March 1, 2022. Consolidated is participating in this program and has approximately 7,900 ACP customers. Unless additional funding is approved by Congress, the initial funding for the ACP is expected to lapse in April 2024.

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (“Infrastructure Act”) signed on November 15, 2021 included $65.0 billion to support broadband infrastructure deployment and access across the United States. The broadband internet portion of the Infrastructure Act is aimed at increasing internet coverage for more universal access, including for rural, low-income, and tribal communities. 65% of this funding is set aside specifically for underserved communities. Additionally, this measure is designed to help make internet access more affordable and increase digital literacy.

The Infrastructure Act set aside $42.5 billion for Broadband Equity, Access and Deployment grants (“BEAD”). The National Telecommunications and Information Administration administers the BEAD program and has awarded grants to jurisdictions across the country, which in turn will use the funding to support service providers’ broadband deployment and access initiatives. The FCC has released its broadband availability and quality map allowing NTIA to move forward with releasing the final BEAD funding allocation to the states. The states had until December 27, 2023 to submit their BEAD plan for approval from NTIA. The requirements for participation in the program have not been finalized and it is currently not known how the funds will be awarded.

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

Risk Factors Related to the Proposed Merger

The proposed Merger is subject to the satisfaction of certain closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all. On January 31, 2024, the adoption of the Merger Agreement was approved by (i) holders of a majority of the voting power represented by the issued and outstanding shares of our common stock that were entitled to vote thereon and (ii) holders of a majority of the voting power represented by the issued and outstanding shares of our common stock that were entitled to vote thereon and held by Unaffiliated Stockholders. Completion of the Merger, however, remains subject to a number of additional closing conditions, including the expiration or termination of the waiting periods (and any extensions thereof) applicable to the consummation of the Merger under the HSR Act, the receipt of other required regulatory approvals, consents or clearances with respect to the Merger from (i) the Federal Communications Commission, (ii) the Committee on Foreign Investment in the United States, (iii) state public utility commissions and (iv) local regulators in connection with the provision of telecommunications and media services. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course of business and to refrain from taking certain types of actions without Parent’s consent and to not engage in certain kinds of material transactions prior to closing without Parent’s consent. In addition, the Merger Agreement may be terminated under certain specified circumstances. As a result, we cannot assure you that the Merger will be completed, even though our stockholders have approved the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations. The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain a public company, our common stock will continue to be listed and traded on Nasdaq and registered under the Exchange Act of 1934, as amended, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
●	we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;
●	we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
●	we may be required to pay a cash termination fee to Parent, as required under the Merger Agreement under certain circumstances;
●	while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, which could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
●	our Credit Agreement, with respect to the revolving credit facility only, requires us to comply with specified financial ratios, including a financial covenant based on a maximum Consolidated First Lien Leverage Ratio. If the proposed Merger is not completed by August 1, 2025, the increase in the maximum Consolidated First Lien Leverage Ratio as permitted in the Fifth Amendment to the Credit Agreement to provide interim financial covenant relief will end and the maximum Consolidated First Lien Leverage Ratio will revert to the levels set forth in the Credit Agreement. Borrowings under our revolving credit facility are our primary source of near-term liquidity. If we are not able to comply with the financial covenants on the revolving credit facility, the amount of borrowings available to us may be reduced or eliminated, which may result in losing access to a large portion of our current source of liquidity.

●	matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
●	we may commit significant time and resources to defending against litigation related to the Merger.

If the Merger is not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results, liquidity and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. Additionally, other risk factors contained in this Annual Report on Form 10-K may be materially exacerbated by a failure to consummate the Merger.

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

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all. In connection with the Merger, two complaints were filed in the United States District Court for the Southern District of New York and the Fifth Judicial Circuit of Illinois, Coles County, Illinois, (collectively, the “Actions”). The complaints each alleged that the proxy statement issued in connection with the proposed transaction and Merger omitted material information that rendered the proxy statement incomplete and misleading. Specifically, the complaints alleged, among other things, violations of Section 14(a), Section 20(a) and Rule 14a-9 of the Securities Exchange Act of 1934, as amended, violations of the Illinois Securities Act of 1953, as well as claims under Illinois law for negligent misrepresentation and concealment and negligence. A supplemental disclosure was filed by the Company as definitive additional proxy soliciting material on Schedule 14A with the SEC on January 24, 2024. On January 4, 2024, the complaint in the United States District Court for the Southern District of New York was dismissed. On January 25, 2024, the complaint in the Fifth Judicial Circuit of Illinois was dismissed. While the Actions have been dismissed, additional lawsuits may be filed against us, our Board of Directors, the Special Committee of the Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

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

The incumbent telephone carriers in the markets we serve enjoy certain business advantages, including size, financial resources, a favorable regulatory position, a more diverse product mix, brand recognition and connection to virtually all of our customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition and first-in-field advantages with a customer base that generates positive cash flow for their operations. Our competitors continue to add features, increase data speeds and adopt aggressive pricing and packaging for services comparable to the services we offer. Their success in selling services that are competitive with ours among our various customer channels could lead to revenue erosion in our business.  We face intense competition in our markets for long-distance, Internet access, video service and other ancillary services that are important to our business and to our growth strategy.  If we do not compete effectively, we could lose customers, revenue and market share.

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

Public health threats could have a material adverse effect on our business, results of operations, cash flows and stock price.  We may face risks associated with public health threats or outbreaks of epidemic, pandemic or communicable diseases, such as the outbreak of COVID-19 and its variants. The severity, magnitude and duration of global or regional pandemics are uncertain and hard to predict. Public health threats that result in any preventive or protective actions implemented by governmental authorities may have a material adverse effect on our operations, customers and suppliers. Such events may cause certain adverse consequences to the economy, including disruptions in the supply chain, labor shortages, rising inflationary pressures and interest rates, and the risk of a recession. Adverse economic and market conditions as a result of pandemics could adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. In addition, volatility in financial and other capital markets may adversely affect the market price of our common stock and our ability to access capital markets.

We receive support from various funds established under federal and state laws, and the continued receipt of that support is not assured.  A portion of our revenues come from network access and subsidies.  An order adopted by the FCC in 2011 (the “Transformation Order”) significantly impacted the amount of support revenue we receive from the Universal Service Fund (“USF”), Connect America Fund (“CAF”) and intercarrier compensation (“ICC”).  The Transformation Order reformed core parts of the USF, broadly recast the existing ICC scheme, established the CAF to replace support revenues provided by the USF and redirected support from voice services to broadband services. In 2020, the FCC adopted an order establishing the Rural Digital Opportunity Fund (“RDOF”), the next phase of the CAF program. See Part I – Item 1 – “Regulatory Environment” above for statistics of current funding levels. We must comply with numerous FCC and state requirements to continue receiving the RDOF funding. Any failure to comply with the requirements could impact our current funding, which could adversely impact our results of operations and financial condition.

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

We may be unable to obtain necessary hardware, software and operational support from third-party vendors.  We depend on third-party vendors to supply us with a significant amount of hardware, software and operational support necessary to provide certain of our services, to maintain, upgrade and enhance our network facilities and operations, and to support our information and billing systems. Some of our third-party vendors are our primary source of supply for certain products and services for which there are few substitutes. Disruptions in the global supply chains, as experienced in recent years, may cause a delay in the development, manufacturing and shipping of products and in some cases an increase in product costs. If any of these vendors should experience financial difficulties, experience supply chain issues, have demand that exceeds their capacity or can no longer meet our specifications or provide products or services we need or at reasonable prices, our ability to provide some services may be hindered, in which case our business, financial condition and results of operations may be adversely affected.

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

We have employees who are covered by collective bargaining agreements.  If we are unable to enter into new agreements or renew existing agreements timely, we could experience work stoppages or other labor actions that could materially disrupt our business of providing services to our customers.  As of December 31, 2023, approximately 44% of our employees were covered by collective bargaining agreements.  These employees are hourly workers throughout our service territories and are represented by various unions and locals.  Our existing collective bargaining agreements expire between 2024 through 2026, of which contracts covering 6% of our employees will expire in 2024.

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

Acquisitions or other strategic initiatives present many risks and we may be unable to realize the anticipated benefits of acquisitions.  From time to time, we make acquisitions and investments or enter into other strategic transactions.  In connection with these types of transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty integrating the acquired businesses; disrupt relationships with current and new employees, customers and vendors; incur significant indebtedness or have to delay or not proceed with announced transactions. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Weak economic conditions may have a negative impact on our business, results of operations and financial condition.  Downturns in the economic conditions in the markets and industries we serve, including the impacts of inflation, unemployment rates, economic growth, disruptions in the global supply chain, the ongoing war between Russia and Ukraine and the conflict in the Middle East could adversely affect demand for our products and services and have a negative impact on our results of operations. Economic weakness or uncertainty may make it difficult for us to obtain new customers and may cause our existing customers to reduce or discontinue their services to which they subscribe. This risk may be worsened by the expanded availability of free or lower cost services, such as streaming or OTT services or substitute services, such as wireless phones and public Wi-Fi networks.  In addition, recent inflationary pressures may also have an adverse impact on our cost structure and result in increased costs for materials, labor and other operating expenses. If such impacts are prolonged and substantial, it could have a negative impact on our results of operations and capital expenditures. Weak economic conditions may also impact the ability of our customers and third parties to satisfy their obligations to us.

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

Risks Relating to Our Indebtedness and Our Capital Structure

We have a substantial amount of debt outstanding, which could adversely affect our business and restrict our ability to fund working capital and planned capital expenditures.  As of December 31, 2023, we had $2.1 billion of debt outstanding.  Our substantial level of indebtedness could adversely impact our business, including:

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

Risks Related to the Regulation of Our Business

We are subject to a complex and uncertain regulatory environment, and we face compliance costs and restrictions greater than those of many of our competitors.  Our businesses are subject to regulation by the FCC and other federal, state and local governmental authorities. Rapid changes in technology and market conditions have resulted in changes in how the government regulates telecommunications, video programming and Internet services.  Many businesses that compete with our Incumbent Local Exchange Carrier (“ILEC”) and non-ILEC subsidiaries are comparatively less regulated.  Some of our competitors are either not subject to utilities regulation or are subject to significantly fewer regulations.  In contrast to our subsidiaries regulated as cable operators and satellite video providers, competing on-demand and OTT providers and motion picture firms have almost no regulation of their video activities. Recently, federal and state authorities have become more active in seeking to address critical issues in each of our product and service markets. The adoption of new laws or regulations, or changes to the existing regulatory framework at the federal, state or local level, could require significant and costly adjustments that could adversely affect our business plans.  New regulations could impose additional costs or capital requirements, require new reporting, impair revenue opportunities, potentially impede our ability to provide services in a manner that would be attractive to our customers and potentially create barriers to enter new markets or to acquire new lines of business. We face continued regulatory uncertainty in the immediate future.  Not only are these governmental entities continuing to move forward on these matters, their actions remain subject to reconsideration, appeal and legislative modification over an extended period of time, and it is unclear how their actions will ultimately impact our business.  We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes may have on us.

Increased regulation of the Internet could increase our cost of doing business.  Current laws and regulations governing access to, and commerce on, the Internet are relatively limited.  In particular, in 2017, the FCC adopted an order restoring its previous classification of mass-market broadband Internet access service as an information service under Title I of the Communications Act and eliminating bright-line federal network neutrality requirements, which has effectively limited the FCC’s authority over Internet Service Providers (“ISPs”).  However, the order retained rules requiring ISPs to disclose pricing and performance information for their services, as well as their network management practices, including any blocking, throttling or paid prioritization of Internet traffic. The order was challenged in court and in 2019, a U.S. Court of Appeals upheld the FCC’s decision to reclassify broadband Internet access service as an information service and rescind its bright-line network neutrality rules.

Federal, state and local governments may adopt new rules and regulations applicable to, or apply existing laws and regulations to, the Internet. While the 2019 court ruling upheld broadband Internet access service’s information-service classification, it invalidated the FCC’s decision to preempt all state network neutrality requirements. Several states have adopted rules similar to the network neutrality requirements that were eliminated by the FCC and new state legislation may be adopted in the future. Moreover, in October 2023, the FCC released a notice of proposed rulemaking seeking to reclassify mass-market broadband Internet access service as telecommunications service under Title II of the Communications Act, and to reimpose certain bright-line network neutrality rules, among other requirements, on ISPs. The outcome of this proceeding, as well as the prospect of potential congressional action related to network neutrality, cannot be determined at this time, but could lead to increased costs for the Company in connection with our provision of broadband Internet access service, and could affect our ability to compete in the markets we serve.

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

Our business may be impacted by new or changing tax laws or regulations and actions by federal, state, and/or local agencies, or by how judicial authorities apply tax laws.  Our operations are subject to various federal, state and local tax laws and regulations.  In connection with the products and services we sell, we calculate, collect, and remit various federal, state, and local taxes, surcharges and regulatory fees to numerous federal, state and local governmental authorities.  In many cases, the application of tax laws is uncertain and subject to differing interpretations, especially when evaluated against new technologies and telecommunications services.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Changes in tax laws, or changes in interpretations of existing laws, could materially affect our financial position, results of operations and cash flows.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program, which is based on recognized industry standards and frameworks, is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors (the “Board”) regularly considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Board receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents.

The Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics which may pose potential impacts to the Company’s operations from our Chief Technology Officer. Board members also receive external training or attend seminars on cybersecurity topics that impact public companies as part of their continuing education.

Our management team, including our Chief Technology Officer, Senior Director of Information Security and other members of the IT team are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Technology Officer joined Consolidated in 2017 and has more than 30 years of communications industry experience. Prior to joining Consolidated, he served as the Chief Technology Officer at FairPoint Communications, Inc. and also held key leadership roles at Comcast and Level 3 Communications.

Our management team oversees the efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; as well as providing ongoing cybersecurity awareness training for our employees including management.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CNSL”.  As of February 27, 2024, there were approximately 3,269 stockholders of record of the Company’s common stock.

On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on deleveraging and our fiber network investments. Future dividend payments, if any, are at the discretion of our Board of Directors. Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder return of our common stock (assuming reinvestment of dividends) with the S&P 500 Index and the Nasdaq Telecommunications Index.  The comparison of total return on investment (change in year-end stock price plus reinvested dividends) for each of the periods assumes that $100 was invested on December 31, 2018 in each index.  The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Consolidated Communications Holdings, the S&P 500 Index and the Nasdaq Telecommunications Index

	As of December 31,
(In dollars)	2018	2019	2020	2021	2022	2023
Consolidated Communications Holdings	$100.00	$42.09	$53.05	$81.15	$38.84	$47.19
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Nasdaq Telecommunications	$100.00	$118.74	$130.71	$133.51	$97.62	$108.00

Sale of Unregistered Securities

During the year ended December 31, 2023, we did not sell any equity securities of the Company which were not registered under the Securities Act of 1933, as amended.

Item 6.  Reserved.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to “Note About Forward-Looking Statements” and Part I – Item 1A – “Risk Factors” which describes important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Consolidated Communications Holdings, Inc. (“Consolidated,” the “Company,” “we,” “our” or “us”). MD&A should be read in conjunction with our audited consolidated financial statements and accompanying notes to the consolidated financial statements (“Notes”) as of and for each of the three years in the period ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.  We operate an advanced fiber network spanning approximately 60,000 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services. We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers.  As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product. Our investment in more competitive broadband speeds is critical to our long-term success.  Our strategic investment with Searchlight Capital Partners L.P. (“Searchlight”), combined with the refinancing of our capital structure in 2020 provided us with additional capital that has enabled us to accelerate our fiber expansion plans and provided significant benefits to our consumer, commercial and carrier customers. With this strategic investment, we are enhancing our fiber infrastructure and accelerating our investments in high-growth and competitive areas.  By leveraging our existing dense core fiber network and an accelerated build plan, we expect to be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities. As part of our multi-year fiber expansion plan, we plan to upgrade approximately 1.6 million passings to fiber across select service areas to enable multi-Gig capable services to these homes and small businesses including more than 1 million passings within our northern New England service areas. The ultimate total passings will be dependent upon, amongst other things, our ability to secure Public Private Partnership grant arrangements and other broadband infrastructure funding opportunities.

In 2023, we continued to execute on our multi-year fiber growth plan and transformation from a copper-based telecommunications provider to a fiber broadband provider. During the years ended December 31, 2023 and 2022, we upgraded approximately 227,500 and 403,000 passings to fiber, respectively, and added approximately 72,300 and 36,700 consumer fiber Gig capable subscribers, respectively. As of December 31, 2023, approximately 47% of our passings were at least 1 Gig capable, as compared to 22% at December 31, 2021. Our fiber build plan includes the upgrade of at least 85,000 homes and small businesses in 2024.

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

Operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase.  Total voice connections decreased 10% as of December 31, 2023 compared to 2022.  We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

Our competitive multi-gig broadband speeds enable us to meet consumer demand for higher bandwidth for streaming programming or on-demand content on any device.  The consumers demand for streaming services, either to augment their current video subscription plan or to entirely replace their linear video subscription may impact our future video subscriber base and, accordingly, reduce our video revenue as well as our video programing costs.  Total video connections decreased 37% as of December 31, 2023 compared to 2022 as a result of our plan to de-emphasize our linear video services and transition customers to streaming and over-the-top video services. We believe the trend in changing consumer viewing habits will continue to impact our business results and complement our strategy of providing consumers with higher broadband speeds to facilitate streaming content including services offered through our streaming partnerships.

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

Significant Recent Developments

Merger Agreement

On October 15, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor Holdings LLC, a Delaware limited liability company (“Parent”) affiliated with certain funds managed by affiliates of Searchlight, and Condor Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly owned subsidiary of an affiliate of Searchlight. British Columbia Investment Management Corporation (“BCI”) and certain affiliates of Searchlight have committed to provide equity financing to Parent to fund the transactions contemplated by the Merger Agreement. Searchlight is currently the beneficial owner of approximately 34% of the Company’s outstanding shares of common stock and is the holder of 100% of the Company’s outstanding Series A perpetual preferred stock. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than shares of the Company’s common stock (i) held directly or indirectly by Parent, Merger Sub or any subsidiary of the Company, (ii) held by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to $4.70 per share, without interest (the “Merger Consideration”), subject to any withholding of taxes required by applicable law. In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, (i) Company restricted share awards (“Company RSAs”) held by non-employee directors or by certain affiliates of Searchlight will vest and be canceled in exchange for the Merger Consideration and (ii) all other Company RSAs will be converted into restricted cash awards based on the Merger Consideration and subject to the same terms and conditions, including time- and performance-based vesting conditions, as the corresponding Company RSA (except that the relative total shareholder return modifier shall be deemed to be achieved at the target level).

The Merger Agreement has, unanimously by the directors present, been approved by the board of directors of the Company (the “Board”), acting upon the unanimous recommendation of a special committee consisting of only independent and disinterested directors of the Company (the “Special Committee”). On January 31, 2024, the Company held a virtual special meeting of stockholders (the “Special Meeting”) to consider three proposals with respect to the Merger Agreement. The first proposal, to adopt the Merger Agreement, was approved by (i) holders of a majority of the voting power represented by the issued and outstanding shares of our common stock that were entitled to vote thereon and (ii) holders of a majority of the voting power represented by the issued and outstanding shares of our common stock that were entitled to vote thereon and held by Unaffiliated Stockholders (as defined in the Merger Agreement). The second proposal, to approve by advisory (non-binding) vote the compensation that may be paid or become payable to the named executive officers of the Company in connection with the consummation of the Merger, was approved by the requisite vote of the Company’s stockholders. The third proposal, to approve any adjournment of the Special Meeting, if necessary, to solicit additional proxies if there were insufficient votes in favor of the Merger Agreement proposal, was also approved by the requisite vote of the Company’s stockholders. Because the Merger Agreement proposal was approved by the requisite vote, no adjournment to solicit additional proxies was necessary.

The proposed transaction constitutes a “going-private transaction” under the rules of the SEC and is expected to close by the first quarter of 2025. The closing of the Merger is subject to various conditions, including (i) the expiration or termination of the applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (ii) the receipt of certain required consents or approvals from (a) the Federal Communications Commission, (b) the Committee on Foreign Investment in the United States, (c) state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; (iii) the absence of any order, injunction or decree restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement; and (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, as of the date of the Merger Agreement and the date of closing, and performance in all material respects of the covenants and agreements contained in the Merger Agreement. The transaction is not subject to a financing condition. We are awaiting required regulatory approvals in order to execute the Merger. Following the closing of the transaction, shares of our common stock will no longer be traded or listed on any public securities exchange.

Additional information about the Merger Agreement and the Merger is set forth in the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on December 18, 2023, as supplemented.

Cost Savings Initiative

In July 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. This initiative includes a reduction in workforce, consolidation and elimination of certain facilities and review of our product offerings. These cost savings initiatives are expected to result in annualized savings of approximately $30.0 million commencing in the second half of 2023. In 2023, we recognized severance costs of $17.4 million in connection with the plan.

Discontinued Operations - Sale of Investment in Wireless Partnerships

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco Partnership (“Cellco”) for an aggregate purchase price of $490.0 million. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. Our wireless partnership investment consisted of ownership in five wireless partnerships: 2.34% of GTE Mobilnet of South Texas Limited Partnership, 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership, 3.60% of Pittsburgh SMSA Limited Partnership, 16.67% of Pennsylvania RSA No. 6(I) Limited Partnership and 23.67% of Pennsylvania RSA No. 6(II) Limited Partnership. The proceeds from the sale were used in part to support our fiber expansion plan. The financial results of the limited partnership interests have been reported as discontinued operations in our consolidated financial statements for all prior periods presented. In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. In connection with the sale of the partnership interests, we recognized a pre-tax gain on sale of $389.9 million during the year ended December 31, 2022. For the years ended

December 31, 2022 and 2021, we recognized income of $23.5 million and $41.8 million, respectively, and received cash distributions of $29.2 million and $43.0 million, respectively, from these wireless partnerships.

Divestitures

On July 10, 2023, we entered into a definitive agreement to sell our business located in the Washington market (“the “Washington operations”), for gross cash proceeds of approximately $73.0 million, subject to customary working capital adjustments and other post-closing purchase price adjustments. At December 31, 2023, the assets and liabilities to be sold were classified as assets held for sale in the consolidated balance sheet. During the year ended December 31, 2023, in connection with the expected sale, the carrying value of the net assets to be sold were reduced to their estimated fair value of approximately $67.1 million, which was determined based on the estimated selling price less costs to sell. As a result, we recognized an impairment loss of $77.8 million during the year ended December 31, 2023. The transaction is expected to close before the second half of 2024 and is subject to the receipt of all customary regulatory approvals and the satisfaction of other closing conditions.

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”). The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and included approximately 17,100 consumer customers and 1,600 commercial customers. The sale closed on November 30, 2022 for gross cash proceeds of $82.1 million, subject to the finalization of certain working capital and other post-closing purchase price adjustments. For the years ended December 31, 2022 and 2021, operating revenues for the Kansas City operations were $45.5 million or 3.8% and $51.3 million or 4.0% of total consolidated operating revenues, respectively. In 2022, in connection with the expected sale, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $131.7 million during the year ended December 31, 2022. During the years ended December 31, 2023 and 2022, we recognized a loss on the sale of $1.6 million and $16.8 million, respectively, as a result of expected purchase price adjustments and changes in working capital and estimated selling costs. The gain or loss on the sale of the Kansas City Operations is included in loss on disposal of assets in the consolidated statement of operations.

On January 31, 2022, we completed the sale of substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC” or the “Ohio operations”) for gross cash proceeds of $26.1 million, including customary working capital adjustments. CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and included approximately 3,800 access lines, 3,900 data connections and 1,400 video connections. For the year ended December 31, 2021, operating revenues for the Ohio operations were $8.9 million or 0.7%, of total consolidated operating revenues. In connection with the classification as assets held for sale, we recognized an impairment loss of $5.7 million during the year ended December 31, 2021.  During the year ended December 31, 2022, we recognized an additional loss on the sale of $0.8 million, which is included in selling, general and administrative expense in the consolidated statement of operations.

The asset sales align with our strategic asset review and focus on our core broadband regions. We utilized the proceeds from the asset sales to support our fiber expansion plan.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating statistics as of and for the years ended December 31, 2023, 2022 and 2021.

Financial Data

				% Change
(In millions, except for percentages)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$290.8	$272.1	$269.3	7%	1%
Voice services	125.2	144.8	160.7	(14)	(10)
Video services	35.0	54.2	65.1	(35)	(17)
	451.0	471.1	495.1	(4)	(5)
Commercial:
Data services (includes VoIP)	214.7	228.5	228.9	(6)	(0)
Voice services	127.9	142.3	154.6	(10)	(8)
Other	39.9	43.1	40.0	(7)	8
	382.5	413.9	423.5	(8)	(2)
Carrier:
Data and transport services	127.2	137.4	133.4	(7)	3
Voice services	15.6	14.7	17.2	6	(15)
Other	1.2	1.7	1.6	(29)	6
	144.0	153.8	152.2	(6)	1

Subsidies	27.9	33.4	69.8	(16)	(52)
Network access	90.2	104.7	120.5	(14)	(13)
Other products and services	14.5	14.4	21.1	1	(32)
Total operating revenues	1,110.1	1,191.3	1,282.2	(7)	(7)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	511.9	546.7	569.6	(6)	(4)
Selling, general and administrative costs	340.2	301.6	271.1	13	11
Transaction costs	13.8	—	—	100	—
Loss on impairment of assets held for sale	77.8	131.7	5.7	(41)	2,211
Loss on disposal of assets	9.5	4.2	—	126	100
Depreciation and amortization	315.1	300.2	300.6	5	(0)
Total operating expenses	1,268.3	1,284.4	1,147.0	(1)	12
Income (loss) from operations	(158.2)	(93.1)	135.2	(70)	(169)
Interest expense, net	(152.0)	(125.0)	(175.2)	22	(29)
Loss on extinguishment of debt	—	—	(17.1)	—	100
Change in fair value of contingent payment rights	—	—	(86.5)	—	100
Other income, net	8.5	13.4	1.3	(37)	931
Income tax benefit	(51.6)	(27.0)	(3.2)	(91)	(744)
Loss from continuing operations	(250.1)	(177.7)	(139.1)	(41)	(28)
Income from discontinued operations, net of tax	—	318.3	32.4	(100)	882
Dividends on Series A preferred stock	43.9	40.1	2.7	9	1,385
Net income attributable to noncontrolling interest	0.4	0.5	0.4	(20)	25
Income (loss) attributable to common shareholders	$(294.4)	$100.0	$(109.8)	(394)	191

Adjusted EBITDA from continuing operations (1)	$319.2	$384.4	$463.8	(17)%	(17)%
Adjusted EBITDA (1)	$319.2	$413.6	$506.9	(23)%	(18)%

(1)	Adjusted EBITDA from continuing operations and Adjusted EBITDA are non-GAAP measures. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure. Adjusted EBITDA includes investment distributions from discontinued operations.

Key Operating Statistics

				% Change
				2023 vs.	2022 vs.
	2023	2022	2021	2022	2021
Consumer customers	498,082	484,669	516,949	3%	(6)%

Fiber Gig+ capable	195,195	122,872	86,122	59	43
DSL/Copper	198,024	244,586	298,442	(19)	(18)
Consumer data connections	393,219	367,458	384,564	7	(4)

Consumer voice connections	239,587	276,779	328,849	(13)	(16)
Video connections	21,900	35,039	63,447	(37)	(45)

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

Broadband services revenues increased $18.7 million during 2023 compared to 2022. The change in broadband services revenue was reduced in part by the sale of substantially all of the assets of our Kansas City and Ohio operations in 2022, which resulted in a decrease of broadband services revenues of $6.7 million for the year ended December 31, 2023 compared to 2022. Broadband services revenue continued to increase primarily as a result of price increases and growth in fiber Internet services as fiber data connections continue to increase and offset the decline in copper data connections. In addition, a greater mix of our subscribers are shifting towards higher broadband speeds and electing to subscribe to our 1 Gig or higher product.

Broadband services revenues increased $2.8 million during 2022 compared to 2021 despite a 4% decrease in broadband connections in 2022 primarily due to an increase in Internet services as a result of price increases and growth in fiber Internet services. We estimate that the sale of substantially all of the assets of our Ohio operations and Kansas City operations in 2022 reduced broadband services revenue for 2022 by approximately $3.1 million.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans.  The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.

Voice services revenues decreased $19.6 million during 2023 compared to 2022 primarily due to an 18% decline in access lines during 2023 compared to 2022. Voice services revenues decreased $15.9 million during 2022 compared to 2021 primarily due to a 17% decline in access lines during 2022 compared to 2021. The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines.  We expect to continue to experience erosion in voice connections due to competition from alternative technologies, including our own competing VoIP product.

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

Video services revenues decreased $19.2 million during 2023 compared to 2022 and decreased $10.9 million during 2022 compared to 2021 primarily due to the continued decline in connections. The sale of our Kansas City and Ohio operations in 2022 accounted for $9.7 million of the decline in 2023 compared to 2022 and $2.3 million of the decline in 2022 compared to 2021. We expect to continue to experience a decline in video connections as we de-emphasize our linear video subscriptions and transition customers to streaming services, which may amplify the demand for higher broadband speeds to facilitate streaming content.

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

Data services revenues decreased $13.8 million during 2023 compared to 2022, of which $15.4 million is due to the sale of our Kansas City operations in late 2022. The remaining change was due to continued growth in dedicated Internet access, which was reduced by declines in Metro Ethernet as a result of customer churn.  In recent years, the growth in data services revenues has been impacted by customer churn from increased competition and price compression as customers are migrating from legacy data connection products to more competitive products, which have a lower average revenue per user.

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

Voice services revenues decreased $14.4 million during 2023 compared to 2022 primarily due to a 12% decline in access lines in 2023 compared to 2022. Voice services revenues decreased $12.3 million during 2022 compared to 2021 primarily due to a 15% decline in access lines in 2022 compared to 2021. Commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet-based voice services can offer. The sale of our Kansas

City and Ohio operations in 2022 accounted for $4.9 million of the decrease during 2023 compared to 2022 and $1.2 million of the decrease during 2022 compared to 2021.

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

Other services revenues decreased $3.2 million during 2023 compared to 2022 primarily due to a decline in pole attachment revenues, business equipment sales and video services. Other services revenues increased $3.1 million during 2022 compared to 2021 primarily due to an increase in business equipment sales and custom construction revenues.

Carrier

Data and Transport Services

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services. Data and transport services revenues decreased $10.2 million during 2023 compared to 2022, of which $4.1 million was due to the sale of the Kansas City operations in 2022. The remaining decline was due to a decrease in Ethernet services as a result of customer churn. Cellular backhaul and colocation revenue also declined as a result of a reduction in pricing of recent contract renewals with our wireless backhaul partners. In 2024, we expect to recognize further declines in cellular backhaul revenue as a result of new pricing in 2023 and ongoing contract renewals. Data and transport services revenues increased $4.0 million during 2022 compared to 2021 primarily due to an increase in dark fiber revenue as a result of a new IRU agreement entered into in 2022.

Voice Services

We provide basic local phone service packages with customized features for resell by wholesale customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.  Voice services revenues increased $0.9 million during 2023 compared to 2022 primarily as a result of rate increases in 2023 for business data services. Voice services revenues decreased $2.5 million during 2022 compared to 2021 as customers migrate to alternative technology solutions.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas. Subsidies revenues decreased $5.5 million during 2023 compared to 2022 primarily due to a decline in state subsidies support as a result of a settlement recognized in 2022 for support temporarily suspended from the Texas High Cost Fund.

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

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access. Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network. Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers. Network access services revenues decreased $14.5 million during 2023 compared to 2022 and $15.8 million during 2022 compared to 2021 due to lower special access and switched access revenues related to the continuing decline in minutes of use, voice connections and carrier circuits as carriers transition to Ethernet based transport solutions. In addition, for the year ended December 31, 2022 as compared to 2021, end user access revenue decreased $6.1 million due to a reduction in the Federal Universal Fund Contribution Factor during the first half of 2022.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues. We have entered into numerous Public Private Partnership agreements with several towns in New Hampshire and Vermont to build new fiber to the home/premise (“FTTP”) Internet networks. The new town networks provide multi-gigabit broadband speeds to residential and commercial customers. Public Private Partnerships are a key component of Consolidated’s commitment to expand rural broadband access.

Other products and services revenues increased $0.1 million during 2023 compared to 2022 as an increase in revenue from Public Private Partnership constructions in 2023 was largely offset by a decline in video and directory advertising revenue. Other products and services revenues decreased $6.7 million during 2022 compared to 2021 primarily due to revenue recognition of Public Private Partnership construction projects during 2022 and 2021.

Operating Expenses

Cost of Services and Products

Cost of services and products, exclusive of depreciation and amortization decreased $34.8 million during 2023 compared to 2022 primarily as a result of the sale of the Kansas City operations in late 2022, which accounted for $27.3 million of the decline. Video programming costs decreased as a result of a decline in video connections. Partly offsetting the decline were higher access costs, which increased as a result of additional fiber costs for Public Private Partnership agreements related to construction projects recognized in 2023. Required contributions to the Federal and State Universal Service Funds (“USF”) increased in 2023 as a result of an increase in the funding rates as compared to 2022.

In 2022, cost of services and products decreased $22.9 million compared to 2021. Video programming costs decreased as a result of a decline in video connections and the sale of the Kansas City operations in 2022. Access expense decreased related to additional fiber costs in 2021 for the Public Private Partnership agreements, as described above. Access expense also decreased as a result of access charges of $3.4 million incurred in 2021 related to the early termination of a contract obligation for fixed wireless services.  In addition, required contributions to the Federal USF decreased as a result of a reduction in the annual funding rate for the first half of the year. Employee labor costs also declined due to an increase in capitalized costs for the fiber network expansion in 2022. These reductions in cost of services and products were offset in part by an increase in utility and fuel costs in 2022.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $38.6 million during 2023 compared to 2022. In 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. In connection with the cost savings initiative plan and reduction in workforce, we recognized severance costs of $17.4 million in 2023. Professional fees also increased in 2023 for various system enhancements, customer service improvements and strategic initiatives. The increase in selling, general and administrative costs was also due to an increase in advertising expense, legal fees, utility expense and software maintenance costs in the current year.

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

Transaction Costs

Transaction costs of $13.8 million consist primarily of legal and other professional fees incurred in 2023 in connection with the merger agreement entered into with Searchlight in October 2023.

Loss on Impairment of Assets Held for Sale

In connection with the classification of the Washington operations as held for sale in 2023, the carrying value of the net assets to be sold was reduced to their estimated fair value and we recognized an impairment loss of $77.8 million during the year ended December 31, 2023. During the year ended December 31, 2022, we recognized an impairment loss of $131.7 million on the classification of substantially all of the assets of the Kansas City operations as held for sale in 2022. During the year ended December 31, 2021, we recognized an impairment loss of $5.7 million related to the classification of the Ohio operations as assets held for sale.

Loss on Disposal of Assets

As described above, we recognized a loss of $1.6 million and $16.8 million on the sale of substantially all of the assets of our Kansas City operations during the years ended December 31, 2023 and 2022, respectively. We also recognized a loss of $4.2 million and $8.3 million related to the sale of certain utility poles during the years ended December 31, 2023 and 2022, respectively. In addition, during the year ended December 31, 2023, we recognized a loss of $3.6 million on the disposal of certain equipment and inventory. During the year ended December 31, 2022, we completed the sale of certain non-strategic communication towers for cash proceeds of $21.0 million and recognized a pre-tax gain on the sale of $20.8 million.

Depreciation and Amortization

Depreciation and amortization expense increased $14.9 million during 2023 compared to 2022 primarily due to ongoing capital expenditures related to the fiber network expansion and customer service improvements as well as success-based capital projects for consumer and commercial services. However, amortization expense declined for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined due to certain assets becoming fully depreciated in 2023 and the classification of the Washington and Kansas City assets as held for sale in 2023 and 2022, respectively.

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

In April 2019, the FCC announced plans for the RDOF, the next phase of the Connect America Fund (“CAF”) program. The RDOF is a $20.4 billion fund to bring speeds of 25 Mbps downstream and 3 Mbps upstream to unserved and underserved areas of America. The FCC issued a Notice of Proposed Rulemaking at their August 2019 Open Commission Meeting. The order prioritizes terrestrial broadband as a bridge to rural 5G networks by providing a significant weight advantage to traditional broadband providers. Funding will occur in two phases with the first phase auctioning $16.0 billion and the second phase auctioning $4.4 billion, each to be distributed over 10 years. The minimum speed required to receive funding is 25 Mbps downstream and 3 Mbps upstream. Consolidated won 246 census block groups in seven states in the 2020 auction. The bids we won are at the 1 Gbps downstream and 500 Mbps upstream speed tier to approximately 27,000 locations at an annual funding level of approximately $5.9 million, beginning January 1, 2022 through December 31, 2031. Consolidated began receiving RDOF funding in January 2022. Our previous annual support through the FCC’s CAF Phase II funding was $48.1 million through 2021, which resulted in a reduction of approximately $42.2 million in annual support as of January 1, 2022.

The annual FCC price cap filing was made on June 16, 2023 and became effective on July 3, 2023.  The net impact is a decrease of approximately $3.7 million in network access and CAF ICC support funding for the July 2023 through June 2024 tariff period.

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

Our Texas Incumbent Local Exchange Carriers (“ILECs”) have historically received support from two state funds, the small and rural incumbent local exchange company plan High Cost Fund (“HCF”) and the High Cost Assistance Fund (“HCAF”).  In December 2020, the PUCT announced a TUSF funding shortfall and that it would be reducing all funded carriers support by 64% beginning January 15, 2021. The potential impact of the decision by the PUCT was a reduction in support we receive of approximately $4.0 million annually. The Texas Telephone Association (“TTA”), of which Consolidated is a member, and the Texas Statewide Telephone Cooperative, Inc. (“TSTCI”), filed a lawsuit seeking to overturn the PUCT decision as well as a temporary injunction on the funding reduction. On June 7, 2021, the court ruled in favor of the PUCT.  The TTA and TSTCI filed a notice to appeal on July 2, 2021. We filed our brief on September 18, 2021, along with a Motion to Expedite. The motion to expedite was granted.  On June 30, 2022, the Third Court of Appeals in Austin ruled in favor of the rural phone companies requiring the state to increase the state surcharge to fully fund the TUSF and reimburse rural phone companies for the shortfall. The state had 45 days from the ruling date to decide whether to appeal the decision. The state did not appeal the ruling and in October 2022, the TTA, TSTCI and PUCT reached an agreement on how the outstanding funding would be repaid. Monthly support payments resumed in full in October 2022 and the funding shortfall for the periods from January 2021 through September 2022 was reimbursed to carriers evenly over a 15-month period. All reimbursements, including interest, have been completed by the PUCT. During the year ended December 31, 2022, we recognized subsidy revenue of $6.3 million related to the funding owed for the shortfall period in accordance with the settlement agreement.

American Rescue Plan Act Funding

President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) on March 11, 2021. States have been allocated federal funds to be utilized for capital infrastructure, including broadband deployment, and are in various stages of implementation. We are working with the states and municipalities to participate in this broadband grant program. In January 2023, we were awarded $9.2 million in funding from ARPA to build to approximately 14,000 unserved homes in

Skowhegan and Greater East Grand Bay Maine and in February 2023, we were awarded $40.0 million in funding from ARPA to build nearly 25,000 unserved homes throughout New Hampshire. Construction for both projects began in 2023 and are expected to be largely completed by the end of 2024. The grants will be accounted for as a contribution in aid of construction given the nature of the arrangement.

Affordable Connectivity Program

The Affordable Connectivity Program (“ACP”) is a broadband affordability program set up to help ensure that households can afford the broadband access they need for work, school, healthcare and more. The benefit provides a discount of up to $30 per month toward internet service for eligible households and up to $75 per month for households on qualifying Tribal lands.  Eligible households can also receive a one-time discount of up to $100 to purchase a laptop, desktop computer, or tablet from participating providers if they contribute more than $10 and less than $50 toward the purchase price. The ACP is limited to one monthly service discount and one device discount per household.  The program began distributing funds on March 1, 2022. Consolidated is participating in this program and has approximately 7,900 ACP customers. Unless additional funding is approved by Congress, the initial funding for the ACP is expected to lapse in April 2024.

Infrastructure Investment and Jobs Act

The Infrastructure Investment and Jobs Act (“Infrastructure Act”), signed on November 15, 2021, included $65.0 billion to support broadband infrastructure deployment and access across the United States with an aim to extend high-speed broadband connectivity to unserved rural, low-income, and tribal communities, as well as to promote broadband affordability and digital literacy. Among other broadband-related initiatives, the Infrastructure Act allocated $42.5 billion for the Broadband Equity, Access, and Deployment (“BEAD”) program, which is administered by the National Telecommunications and Information Administration (“NTIA”). The NTIA has begun distributing BEAD program funding to states, which, in turn, will award BEAD program grants to ISPs to support broadband deployment and access initiatives. The precise terms under which BEAD program grants will be awarded to ISPs are expected to vary from state to state and are not known at this time.

Apart from the broadband funding initiatives in the Infrastructure Act, Congress directed the FCC to adopt rules prohibiting “digital discrimination of access,” and the FCC in turn issued an order in November 2023 defining that term broadly. In particular, the FCC prohibited any policy or practice by ISPs, among other covered entities, that intentionally discriminates or has a disparate impact based on race, income level, and other prohibited classifications. The FCC indicated that it intends to take enforcement action based on any finding of digital discrimination unless the ISP can show that the policy or practice in question was justified based on economic or technical feasibility. The U.S. Chamber of Commerce and several groups representing ISPs filed petitions for review challenging the FCC’s order, and the petitions have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. At this time, we cannot determine the likely impacts of the FCC’s order or the outcome of the pending appeal.

Other Regulatory Matters

We are also subject to a number of regulatory proceedings occurring at the federal and state levels that may have a material impact on our operations. The FCC and state commissions have authority to issue rules and regulations related to our business.  A number of proceedings are pending or anticipated that are related to such telecommunications issues as competition, interconnection, access charges, ICC, broadband deployment, consumer protection and universal service reform.  Some proceedings may authorize new services to compete with our existing services.  Proceedings that relate to our video services include rulemakings on set top boxes, carriage of programming, industry consolidation and ways to promote additional competition.  There are various on-going legal challenges to the scope or validity of FCC orders that have been issued.  As a result, it is not yet possible to fully determine the impact of the related FCC rules and regulations on our operations.

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $27.0 million during 2023 compared to 2022 primarily due to an increase in variable interest rates on our outstanding term loan. Interest capitalized for the construction of assets also declined $4.1 million during the year ended December 31, 2023 as compared to 2022.

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

Change in Fair Value of Contingent Payment Obligations

Our contingent payment obligations were measured at fair value until they were converted into shares of the Company’s common stock.  During the year ended December 31, 2021, we recognized a loss of $86.5 million on the change in the fair value of the contingent payment rights issued to Searchlight.

Other Income

Other income, net, decreased $4.9 million during 2023 compared to 2022. Pension and post-retirement benefit expense increased $14.2 million as a result of an increase in annual expense and a pension settlement charge of $6.4 million recognized during the year ended December 31, 2023. See Note 13 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans. Investment income increased $5.7 million during the year ended December 31, 2023 as a result of earnings from short-term investments. Other miscellaneous income increased $3.7 million during the year ended December 31, 2023 from income received under transitional support agreements.

Other income, net, increased $12.1 million during 2022 compared to 2021. Pension and post-retirement benefit expense decreased $8.5 million as a result of a reduction in annual expense and a pension settlement charge of $5.9 million recognized during the year ended December 31, 2021. In addition, in 2021, we recognized a loss of $3.6 million on the disposition of wireless spectrum licenses.

Income Taxes

Income taxes decreased $24.6 million in 2023 compared to 2022.  Our effective tax rate was 17.1% for 2023 compared to 13.2% for 2022.

On July 10, 2023, we entered into a definitive agreement to sell our Washington operations. As a result, we recorded an increase of $20.3 million to our current tax expense related to the $77.8 million impairment loss of noncash goodwill that is not deductible for tax purposes.

As a result of the Kansas City and Ohio transactions, we recorded an increase of $23.2 million and $4.2 million, respectively, to our current tax expense in 2022 related to the write-down of noncash goodwill included in the transactions that is not deductible for tax purposes.

In 2023 and 2022, we placed additional valuation allowances on deferred tax assets related to state NOL and state tax credit carryforwards of $1.7 million and $0.6 million, respectively. We also recognized approximately $3.7 million of tax expense in 2023 to adjust our 2022 provision to match our 2022 returns compared to $0.1 million of tax benefit in 2022 to adjust our 2021 provision to match our 2021 returns.

Exclusive of these adjustments, our effective tax rate for 2023 would have been approximately 25.6% compared to 25.6% for 2022.  In addition, for 2023 and 2022, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

Income taxes decreased $23.8 million in 2022 compared to 2021. Our effective tax rate was 13.2% for 2022 compared to 2.2% for 2021. As a result of the Kansas City and Ohio transactions, we recorded an increase of $23.2 million and $4.2 million, respectively, to our current tax expense in 2022 related to the write-down of noncash goodwill included in the transactions that is not deductible for tax purposes. For the Ohio transaction, we recorded an increase to our current tax expense of $1.5 million related to the write-down of noncash goodwill in 2021. The investment made by Searchlight in 2020 is treated as a contribution of equity for federal tax purposes. Accordingly, the impact of the non-cash PIK interest expense, discount and issuance costs, and fair value adjustments on the contingent payment right (“CPR”) are not recognized for federal income tax purposes, resulting in an increase of $33.1 million to our current tax expense for 2021. In 2022 and 2021, we placed additional valuation allowances on deferred tax assets related to state NOL and state tax credit carryforwards of $0.6 million and $1.7 million, respectively. We also recognized approximately $0.1 million of tax benefit in the fourth quarter of 2022 to adjust our 2021 provision to match our 2021 returns compared to $2.6 million of tax benefit in the fourth quarter of 2021 to adjust our 2020 provision to match our 2020 returns. Exclusive of these discrete adjustments, our effective tax rate for 2022 would have been approximately 25.6% compared to 25.3% for 2021.  In addition, for 2022 and 2021, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences and differences in allocable income for the Company’s state tax filings.

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

The following tables are a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands, unaudited)	2023	2022	2021
Loss from continuing operations	$(250,058)	$(177,704)	$(139,127)
Add (subtract):
Interest expense, net of interest income	151,964	124,978	175,195
Income tax benefit	(51,607)	(27,058)	(3,132)
Depreciation and amortization	315,162	300,166	300,597
EBITDA	165,461	220,382	333,533

Adjustments to EBITDA:
Other, net (1)	58,890	17,347	10,911
Loss on disposal of assets	9,480	4,233	—
Loss on extinguishment of debt	—	—	17,101
Loss on impairment	77,755	131,698	5,704
Change in fair value of contingent payment rights	—	—	86,476
Non-cash, stock-based compensation	7,613	10,755	10,097
Adjusted EBITDA from continuing operations	319,199	384,415	463,822
Investment distributions from discontinued operations	—	29,165	43,040
Adjusted EBITDA	$319,199	$413,580	$506,862

(1)	Other, net includes dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

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

The following table summarizes our cash flows:

	Years Ended December 31,
(In thousands)	2023	2022	2021
Cash flows provided by (used in):
Operating activities
Continuing operations	$114,587	$194,545	$275,827
Discontinued operations	—	29,165	43,040
Investing activities
Continuing operations	(417,458)	(466,728)	(586,443)
Discontinued operations	—	482,966	—
Financing activities	(18,216)	(13,731)	211,650
Increase (decrease) in cash and cash equivalents	$(321,087)	$226,217	$(55,926)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities from continuing operations was $114.6 million in 2023, a decrease of $79.9 million compared to the same period in 2022. Cash flows provided by operating activities decreased primarily due to a decline in earnings as a result of a decrease in operating revenue. Cash paid for interest also increased $19.9 million in 2023 compared to the same period in 2022. In addition, we paid severance costs of $21.0 million in 2023 in connection with cost savings initiatives. These reductions in cash provided by operating activities were offset in part by a decrease in cash contributions to our defined benefit pension plan of $9.8 million in 2023 compared to 2022. Cash paid for income taxes also decreased $3.9 million in 2023 compared to 2022.

In 2022, net cash provided by operating activities from continuing operations was $194.5 million, a decrease of $81.3 million compared to the same period in 2021. Cash flows provided by operating activities decreased in part due to a decline in earnings as a result of a decrease in operating revenue and a reduction in our annual federal subsidies support of approximately $42.2 million.  In addition, cash paid for income taxes increased $8.7 million in 2022. These reductions in cash provided by operating activities were offset in part by a decrease in cash contributions to our defined benefit pension plan of $10.7 million in 2022 compared to 2021.

Cash Flows Used In Investing Activities

Net cash used in investing activities for continuing operations was $417.5 million and $466.7 million in 2023 and 2022, respectively, and consisted primarily of cash used for capital expenditures, the purchase and maturity of short-term investments and proceeds received from business dispositions and the sale of assets.

Capital expenditures continue to be our primary recurring investing activity and were $515.0 million, $620.0 million and $480.3 million in 2023, 2022 and 2021, respectively. Our fiber expansion plan contributed in part to the change in capital expenditures, which included the upgrade of more than 227,500, 403,000 and 330,000 fiber passings with multi-Gig data speeds in 2023, 2022 and 2021, respectively. Capital expenditures for 2024 are expected to be used for our planned fiber projects and broadband network expansion, including the upgrade in 2024 of at least 85,000 fiber passings, and to support success-based capital projects for commercial, carrier and consumer initiatives. We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

In 2023, we received proceeds from the maturity and sale of investments of $91.6 million. In 2022, we received $327.4 million of proceeds from the maturity and sale of investments, which was offset in part by the purchase of $302.9 million in short-term investments consisting primarily of held-to-maturity debt securities with original maturities of three to twelve months.

In 2022, we completed the sale of substantially all of the assets of CCOC, our non-core, rural ILEC business located in Ohio, for cash proceeds, net of selling costs, of $25.2 million. We also received net cash proceeds of approximately $80.6 million from the sale of substantially all the assets of our Kansas City operations in 2022. In addition, cash proceeds from the sale of assets consisted primarily of proceeds of approximately $21.0 million for the sale of certain non-strategic communication towers in 2022.

Net cash provided by discontinued operations of $483.0 million consisted of the net proceeds from the sale of our five limited wireless partnership interests in 2022. The proceeds from the sale were used in part to support the fiber expansion plan.

Cash Flows Provided by (Used In) Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings.

Long-term Debt

The following table summarizes our indebtedness as of December 31, 2023:

(In thousands)	Balance	Maturity Date	Rate(1)
6.50% Senior Notes	$750,000	October 1, 2028	6.50%
5.00% Senior Notes	400,000	October 1, 2028	5.00%
Term loans, net of discount	992,858	October 2, 2027	SOFR plus 3.50%
Finance leases	39,240		9.30	% (2)
	$2,182,098
(1)At December 31, 2023, the 1-month SOFR applicable to our borrowings was 5.47%. The term loans are subject to a 0.75% SOFR floor.

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

The revolving credit facility has a maturity date of October 2, 2027 and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of December 31, 2023 and 2022, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $35.7 million were outstanding under our revolving credit facility as of December 31, 2023.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility. As of December 31, 2023, $214.3 million was available for borrowing under the revolving credit facility, subject to certain covenants. As of March 5, 2024, borrowings of $70.0 million were outstanding under our revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facilities was 8.96% and 7.63% at December 31, 2023 and 2022, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 7.75:1.00 as of the end of any fiscal quarter from October 15, 2023 to and including December 31, 2024, if on such date the testing threshold is met.  The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of December 31, 2023, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 6.22:1.00. As of December 31, 2023, we were in compliance with the Credit Agreement covenants.

On October 15, 2023, the Company entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) to, among other things, increase the maximum consolidated first lien leverage ratio (the “Step-Up”) permitted under the Credit Agreement from 6.35 to 1.00 to (i) 7.75 to 1.00, from October 15, 2023 to and including December 31, 2024, (ii) 7.50 to 1.00, from and including January 1, 2025 to and including March 31, 2025, (iii) 7.25 to 1.00, from and including April 1, 2025 to and including June 30, 2025, (iv) 7.00 to 1.00, from and including July 1, 2025 to and including September 30, 2025, (v) 6.75 to 1.00 from and including October 1, 2025 to and including December 31, 2025, (vi) 6.50 to 1.00, from and including January 1, 2026 to and including March 31, 2026, (vii) 6.25 to 1.00, from and including April 1, 2026 to and including June 30, 2026, (viii) 6.00 to 1.00, from and including July 1, 2026 to and including September 30, 2026, and (ix) 5.85 to 1.00 from and including October 1, 2026 and thereafter (the “Step-Up Period”). While the Step-Up is in effect, the Company is subject to additional restrictions on its ability to make certain investments and restricted payments (the “Restrictions”). The Step-Up Period and the Restrictions end and the maximum Consolidated First Lien Leverage Ratio will revert to the levels set forth in the Credit Agreement on the earlier of (a) the Company’s election and (b) August 1, 2025, to the extent $300.0 million in cash proceeds have not been received by the Company from equity contributed to its capital by such date. If the proposed Merger is not completed by August 1, 2025, the increase in the maximum consolidated first lien leverage ratio as permitted in the Fifth Amendment to the Credit Agreement to provide interim financial covenant relief ends and the maximum consolidated first lien leverage ratio reverts to the levels set forth in the Credit Agreement.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  At December 31, 2023, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2024 and 2040.  As of December 31, 2023, the present value of the minimum remaining lease commitments was approximately $39.2 million, of which $18.4 million was due and payable within the next twelve months. The leases require total remaining rental payments of $44.1 million as of December 31, 2023.

Searchlight Investment

In connection with an investment agreement entered into in September 2020 with an affiliate of Searchlight, Searchlight invested a total of $425.0 million in Consolidated and holds a combination of perpetual Series A preferred stock and approximately 34% of the Company’s outstanding common stock as of December 31, 2023. On October 2, 2020, we closed on the first stage of the strategic investment of $350.0 million with Searchlight. The second stage of the investment was completed on December 7, 2021 and we received the additional investment of $75.0 million from Searchlight.

On December 7, 2021, we issued 434,266 shares of Series A Preferred Stock to Searchlight. Dividends on each share of Series A Preferred Stock accrue daily on the liquidation preference at a rate of 9.0% per annum and will be payable semi-annually in arrears on January 1 and July 1 of each year. Dividends are payable until October 2, 2027 at our election, either in cash or in-kind through an accrual of unpaid dividends, which are automatically added to the liquidation preference; and after October 2, 2027, solely in cash.  The liquidation preference at any given time is $1,000 per share, as adjusted to include any paid-in-kind dividends. As of December 31, 2023 and 2022, the liquidation preference of the Series A Preferred Stock was $521.0 million and $477.0 million, respectively, which includes accrued and unpaid dividends of $22.4 million and $20.7 million, respectively. The Company intends to exercise the PIK dividend option on the Series A Preferred Stock through at least 2025.

Dividends

On April 25, 2019, we announced the elimination of the payment of quarterly dividends on our stock beginning in the second quarter of 2019 in order to focus on deleveraging and our fiber network investments. Future dividend payments, if any, are at the discretion of our Board of Directors. Changes in our dividend program will depend on our earnings, capital requirements, financial condition, debt covenant compliance, expected cash needs and other factors considered relevant by our Board of Directors.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition:

	December 31,
(In thousands, except for ratio)	2023	2022
Cash and cash equivalents and short-term investments	$4,765	$413,803
Working capital (deficit)	(61,090)	331,240
Current ratio	0.81	2.24

Our net working capital position decreased $392.3 million as of December 31, 2023 compared to December 31, 2022. Cash, cash equivalents and short-term investments decreased $409.0 million primarily as a result of capital expenditures for the fiber build plan during 2023. Working capital was reduced by an increase in accounts payable and accrued expense of $27.0 million and $18.8 million at December 31, 2023, respectively, related to the timing of expenditures. Prepaid expense and other current assets also decreased $6.2 million primarily due to the maturity of interest rate swap agreements during 2023. However, at December 31, 2023, working capital included net assets classified as held for sale of $67.1 million related to the pending sale of the Washington operations.

Our most significant use of funds in 2024 is expected to be for capital expenditures and interest payments on our indebtedness. We have historically funded certain core network capacity equipment with finance leases and it remains our intent to continue such arrangements with our leasing partners. In the event we are unable to secure such financing, we may be required to make cash expenditures for this capital. The refinancing of our capital structure in recent years, including the Fifth Amendment to our Credit Agreement described above, and availability of approximately $214.3 million on our revolving credit facility as of December 31, 2023 provides us with near-term financial and operational flexibility. As of March 5, 2024, borrowings of $70.0 million were outstanding on our revolving credit facility. In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash.  After that, our ability to fund expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the completion of the proposed Merger with Searchlight, results of future operations, performance, cash flow and potential additional divestitures of non-core assets. Borrowings under our revolving credit facility are our primary source of near-term liquidity. If we are not able to comply with the financial covenants on the revolving credit facility, the amount of borrowings available to us may be reduced or eliminated and we may lose access to a large portion of our current source of liquidity. Our ability to fund expected uses of cash from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

To the extent that our business plans or projections change or prove to be inaccurate, we may require additional financing or require financing sooner than we currently anticipate. Sources of additional financing may include commercial bank borrowings, other strategic debt financing, sales of nonstrategic assets, vendor financing or the private or public sales of equity and debt securities. There can be no assurance that we will be able to generate sufficient cash flows from operations in the future, that anticipated revenue growth will be realized, or that future borrowings or equity issuances will be available in amounts sufficient to provide adequate sources of cash to fund our expected uses of cash. Furthermore, failure to complete the proposed Merger with Searchlight within the expected timeframe or obtain adequate financing, if necessary, could require us to significantly reduce our operations or level of capital expenditures, which could have a material adverse effect on our financial condition, results of operations and fiber build plan. Without sufficient capital, we will not be able to expand our fiber network at the rate required to remain competitive.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services. As of December 31, 2023, we had approximately $45.8 million of these bonds outstanding.

Contractual Obligations

As of December 31, 2023, our most significant contractual obligations include the following:

(In thousands)	Short-Term	Long-Term	Total
Long-term debt	$—	$2,149,875	$2,149,875
Interest on long-term debt obligations	157,925	539,104	697,029
Finance leases	21,217	22,878	44,095
Operating leases	10,235	31,061	41,296
Purchase obligations	55,676	30,945	86,621

Our long-term debt obligations represent our most significant contractual obligations. The partial repayment of the Term Loans in March 2021 eliminated all future required quarterly principal payments for the remaining term of the loan. We currently have no maturities on our outstanding long-term debt until 2027. The long-term debt obligation represents the maturity of the Term Loans in 2027 and the Senior Notes in 2028. Interest on long-term debt includes amounts due on fixed and variable rate debt outstanding as of December 31, 2023. As the rates on our variable debt are subject to change, the rates in effect at December 31, 2023 were used in determining our future interest obligations.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses.  Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans. We used a weighted-average expected long-term rate of return of 7.00% in 2023 and 6.00% in 2022.  As of January 1, 2024, we estimate the long-term rate of return of Plan assets will be 6.50%.  The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets. If the financial markets experience a downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

Net pension and post-retirement cost (benefit) was $1.4 million, $(12.3) million and $(3.8) million for the years ended December 31, 2023, 2022 and 2021, respectively.  Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year. ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We intend to use our current pre-funded balance to satisfy the minimum contribution requirements until the balance is exhausted, which is expected to occur in late 2024. In 2023, no pension contributions were required under the ARPA minimum required contributions. We contributed $10.1 million and $20.8 million in 2022 and 2021, respectively, to our Pension Plans. We expect that for 2024, contributions to our Pension Plans will be between approximately $0.2 million and $0.5 million. For our other post-retirement plans, we contributed $6.9 million, $6.9 million and $8.6 million in 2023, 2022 and 2021, respectively.  In 2024, we expect to make contributions totaling approximately $5.7 million to our other post-retirement benefit plans. See Note 13 to the consolidated financial statements for a more detailed discussion regarding our pension and other post-retirement plans.

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

Goodwill

As discussed more fully in Note 1 to the consolidated financial statements, goodwill is not amortized but instead evaluated for impairment annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment. At December 31, 2023 and 2022, the carrying value of our goodwill was $814.6 million and $929.6 million, respectively. Goodwill decreased $114.9 million during 2023 as a result of allocated goodwill for a divestiture classified as assets held for sale at December 31, 2023, as described in Note 5 to the consolidated financial statements. The evaluation of goodwill may first include a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Events and circumstances integrated into the qualitative assessment process include a combination of macroeconomic conditions affecting equity and credit markets, significant changes to the cost structure, overall financial performance and other relevant events affecting the reporting unit.

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

For the 2023 assessment, we evaluated the fair value of the goodwill compared to the carrying value using the qualitative approach. The results of the qualitative approach concluded that it was more likely than not that the fair value was greater than the carrying value, and therefore, we did not perform the calculation of fair value for our single reporting unit as described below.

For the 2022 assessment, we evaluated the fair value of goodwill compared to the carrying value using the quantitative approach and we concluded that the fair value of the reporting unit exceeded the carrying value at November 30, 2022 and that there was no impairment of goodwill. When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill. We would expect to use the quantitative approach at least every third year or more frequently if an event or if circumstances change that may indicate a potential impairment of goodwill has occurred. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model and reconciled to our market capitalization plus an estimated control premium.  The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections using an appropriate discount rate (9.7% as of November 2022), as well as relevant comparable company earnings multiples for the market-based approaches. Significant assumptions used in the analysis include a long-term growth rate and the weighted average cost of capital which is used to discount estimates of projected future results and cash flows. Such assumptions are judgmental and subject to change as a result of changing economic and competitive conditions.

Trade Name

As discussed more fully in Note 1 to the consolidated financial statements, indefinite-lived trade names are not amortized, but instead evaluated annually, or more frequently if an event occurs or circumstances change that would indicate potential impairment using a preliminary qualitative assessment and a quantitative process, if deemed necessary.  The carrying value of our trade name, excluding any finite-lived trade names, was $10.6 million at December 31, 2023 and 2022.

When we use the quantitative approach to estimate the fair value of our trade name, we use DCF models based on a relief- from-royalty method. If the fair value of our trade name is less than the carrying amount, then we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the asset.  We perform our impairment testing of our trade name as a single unit of accounting based on its use in our single reporting unit.

For the 2023 assessment, we used the qualitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on our assessment, we concluded that the fair value of the trade name continued to exceed the carrying value.

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

Our pension investment objective is to invest in a prudent manner to meet the obligation of providing benefits to plan participants and their beneficiaries in accordance with the time horizon appropriate for the pension plan.  In seeking this objective, diversification of assets will be employed to minimize the risk of large losses, except to the extent under circumstances it would not be prudent to do so. Accordingly, we target our allocation percentage at approximately 70 - 90% in return seeking assets consisting primarily of equity and fixed income funds with the remainder in hedge funds.  Our assumed rate considers this investment mix as well as past trends.  We used a weighted-average expected long-term rate of return of 7.00% in 2023 and 6.00% in 2022. As of January 1, 2024, we estimate that the expected long-term rate of return of pension plan assets will be 6.50%.

In determining the appropriate discount rate, we consider the current yields on high-quality corporate fixed-income investments with maturities that correspond to the expected duration of our pension and post-retirement benefit plan obligations.  For our 2023 and 2022 projected benefit obligations, we used a weighted-average discount rate of 5.34% and 5.63%, respectively, for our pension plans and 5.40% and 5.64%, respectively, for our other post-retirement plans.

Our Pension Plans are sensitive to changes in the discount rate and the expected long-term rate of return on plan assets. A one percentage-point increase or decrease in the discount rate and expected long-term rate of return would have the following effects on net periodic pension cost of the Pension Plans:

	1-Percentage-	1-Percentage-
(In thousands)	Point Increase	Point Decrease
Discount rate	$(2,251)	$3,556
Expected long-term rate of return on plan assets	$(4,432)	$4,432

Our post-retirement benefit plans are sensitive to the healthcare cost trend rate assumption. For purposes of determining the cost and obligation for post-retirement medical benefits, a 6.50% healthcare cost trend rate was assumed for 2023, declining to the ultimate trend rate of 5.00% in 2030. A 1.00% increase in the assumed healthcare cost trend rate would result in increases of approximately $1.2 million and $0.1 million in the post-retirement benefit obligation and total service and interest cost, respectively. A 1.00% decrease in the assumed healthcare cost trend would result in decreases of approximately $1.4 million and $0.1 million in the post-retirement benefit obligation and in the total service and interest cost, respectively.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Business Description & Summary of Significant Accounting Policies” to the consolidated financial statements included in this report in Part II -Item 8 “Financial Statements and Supplementary Data.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is primarily related to the impact of interest rate fluctuations on our debt obligations. Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations. In order to manage the volatility relating to changes in interest rates, we utilize derivative financial instruments such as interest rate swaps to maintain a mix of fixed and variable rate debt. We do not use derivatives for trading or speculative purposes.  Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments. We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not subject to a variable rate floor or hedged through the interest rate swap agreements. Based on our variable rate debt outstanding as of December 31, 2023, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $5.0 million.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. In connection with the filing of this Form 10-K, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of December 31, 2023.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2023.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f).  Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance that the desired control objectives were achieved.

The effectiveness of internal control over financial reporting has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Communications Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Consolidated Communications Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

March 5, 2024

Item 9B.  Other Information

During the year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Additional information required by this Item is incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2023.

Item 11.  Executive Compensation

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2023.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2023.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2023.

Item 14.  Principal Accounting Fees and Services

Incorporated herein by reference to our proxy statement for the annual meeting of our shareholders to be filed pursuant to Regulation 14A within 120 days after our fiscal year-end of December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) All Financial Statements	Location

The following consolidating financial statements and independent auditors’ report are filed as part of this report on Form 10-K in Item 8–“Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	F-1
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2023	F-3
Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2023	F-4
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-5
Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity for each of the three years in the period ended December 31, 2023	F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023	F-7
Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules

No financial statement schedules have been included because they are not required, not applicable, or the information is otherwise included in the notes to the financial statements.

(3) Exhibits

The exhibits listed below on the accompanying Index to Exhibits are filed, except as otherwise indicated, as part of this report.

Exhibit No.	Description
2.1

Partnership Interest Purchase Agreement, dated as of August 1, 2022, by and among Cellco Partnership, Clio Subsidiary, LLC and, solely for the purposes of certain provisions specified therein, Consolidated Communications Enterprise Services, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 1, 2022)

2.2*

Agreement and Plan of Merger, dated as of October 15, 2023, by and among Consolidated Communications Holdings, Inc., Condor Holdings LLC and Condor Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated October 16, 2023)

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
4.6

Joinder Agreement to Guaranty Agreement, dated as of February 1, 2021, by and among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 1, 2021)

4.7*

Supplement No. 1 to Security Agreement, dated as of February 1, 2021, among the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated February 1, 2021)

4.8*

Supplement No. 1 to Pledge Agreement, dated as of February 1, 2021, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated February 1, 2021)

4.9

First Supplemental Indenture to the 2020 Indenture, dated as of February 1, 2021, among Consolidated Communications, Inc., the subsidiaries of Consolidated Communications Holdings, Inc. party thereto and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated February 1, 2021)

4.10

Joinder Agreement to Guaranty Agreement, dated as of April 12, 2021, by and among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 12, 2021)

4.11

Supplement No. 2 to Security Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 12, 2021)

4.12

Supplement No. 2 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Collateral Agent  (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated April 12, 2021)

4.13

Second Supplement to 2020 Indenture, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent  (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated April 12, 2021)

4.14

Supplement No. 2 to Security Agreement, dated as of April 12, 2021, among the Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated April 12, 2021)

4.15

Supplement No. 2 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated April 12, 2021)

4.16

First Supplement to 2021 Indenture, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated April 12, 2021)

4.17

Supplement No. 1 to Security Agreement, dated as of April 12, 2021, among Consolidated Communications, Inc., Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated April 12, 2021)

4.18

Supplement No. 1 to Pledge Agreement, dated as of April 12, 2021, between Consolidated Communications of Pennsylvania Company, LLC and Wells Fargo Bank, National Association, as Notes Collateral Agent  (incorporated by reference to Exhibit 4.9 to Form 8-K dated April 12, 2021)

4.19

Description of the Company’s securities registered pursuant to Section 12(b) of the Securities Exchange Act Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K for the period ended December 31, 2019)

10.1*

Investment Agreement, dated as of September 13, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 13, 2020)

10.2

Governance Agreement, dated as of September 13, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 13, 2020)

10.3*

Contingent Payment Right Agreement, dated as of October 2, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 2, 2020)

10.4

Registration Rights Agreement, dated as of October 2, 2020, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 2, 2020)

10.5*

Credit Agreement, dated as of October 2, 2020, among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., the Lenders and other parties referred to therein, Wells Fargo Bank, National Association, as Administrative Agent, Issuing Bank and Swingline Lender (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 2, 2020)

10.6

Amendment No. 1, dated as of January 15, 2021, to the Credit Agreement among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 15, 2021)

10.7

Amendment No. 2, dated as of April 5, 2021, to the Credit Agreement among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2021)

10.8

Amendment No. 3, dated as of November 22, 2022, to the Credit Agreement among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 22, 2022)

10.9

Amendment No. 4, dated as of April 17, 2023, to the Credit Agreement among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 18, 2023)

10.10

Amendment No. 5, dated as of October 15, 2023, to the Credit Agreement among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., JPMorgan Chase Bank, N.A., as incremental term loan lender, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 16, 2023)

10.11	Waiver, dated as of November 22, 2022, made by Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 22, 2022)
10.12**

Offer Letter, dated November 11, 2022, by and between Consolidated Communications, Inc. and Fred A. Graffam III (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K dated March 3, 2023)

10.13**	Amended and Restated Consolidated Communications Holdings, Inc. Restricted Share Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 7 to Form S-1 dated July 19, 2005)
10.14**

Consolidated Communications Holdings, Inc. Long-Term Incentive Plan (as amended and restated effective February 21, 2021) (incorporated by reference to Exhibit C to our definitive proxy statement on Schedule 14A filed with the SEC on March 17, 2021)

10.15**

Amendment to the Amended and Restated Consolidated Communications Holdings, Inc. Long-Term Incentive Plan, dated May 1, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 1, 2023)

10.16**	Form of Employment Security Agreement with the CEO of the Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 25, 2020)
10.17*	Form of Employment Security Agreement with the CFO of the Company (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 28, 2022)
10.18**	Form of Employment Security Agreement with certain of the Company’s employees (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)
10.19**	Form of Employment Security Agreement with certain of the Company’s other executive officers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 4, 2009)
10.20**

Form of Employment Security Agreement with the Company’s and its subsidiaries vice president and director level employees (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the period ended December 31, 2007)

10.21**	Executive Long-Term Incentive Program, as revised March 12, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 12, 2007)
10.22**	Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
10.23**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)
10.24**

Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate (Executive) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.25**

Form of 2005 Long-Term Incentive Plan Performance Stock Grant Certificate (Executive) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)

10.26**	Form of 2005 Long-Term Incentive Plan Restricted Stock Grant Certificate for Directors (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated March 12, 2007)
10.27**	Description of the Consolidated Communications Holdings, Inc. Bonus Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated March 12, 2007)
10.28	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 7, 2013)
10.29

Voting Agreement, dated as of October 15, 2023, by and between Consolidated Communications Holdings, Inc. and Searchlight III CVL, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 16, 2023)

21.1	List of subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP (St. Louis)
31.1	Certification of Chief Executive Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer of Consolidated Communications Holdings, Inc. pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934
32.1***	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Consolidated Communications Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation
101

The following financial information from Consolidated Communications Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*Schedules and other attachments are omitted.  The Company agrees to furnish, as a supplement, a copy of any schedule or other attachment to the Securities and Exchange Commission upon request.

**Indicates management contract or compensatory plan or arrangement.

***Furnished herewith.

Item 16.Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mattoon, Illinois on March 5, 2024.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.
By:	/s/ C. ROBERT UDELL JR.
C. Robert Udell Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ C. ROBERT UDELL JR.	President and	March 5, 2024

	C. Robert Udell Jr.	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ FRED A. GRAFFAM III	Chief Financial Officer (Principal	March 5, 2024

	Fred A. Graffam III	Financial and Accounting Officer)

By:	/s/ ROBERT J. CURREY	Chairman of the Board	March 5, 2024

Robert J. Currey

By:	/s/ ANDREW S. FREY	Director	March 5, 2024

Andrew J. Frey

By:	/s/ DAVID G. FULLER	Director	March 5, 2024

David G. Fuller

By:	/s/ THOMAS A. GERKE	Director	March 5, 2024

Thomas A. Gerke

By:	/s/ ROGER H. MOORE	Director	March 5, 2024

Roger H. Moore

By:	/s/ MARIBETH S. RAHE	Director	March 5, 2024

Maribeth S. Rahe

By:	/s/ MARISSA M. SOLIS	Director	March 5, 2024

Marissa M. Solis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Consolidated Communications Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Communications Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Defined Benefit Pension and Other Post-Retirement Benefit Obligations
Description of the Matter

The Company sponsors several pension plans and other postretirement benefit plans. At December 31, 2023, the Company's aggregate defined benefit pension obligation was $515 million and exceeded the fair value of pension plan assets of $425 million, resulting in an unfunded defined benefit pension obligation of $90 million. Also, at December 31, 2023, the other postretirement benefits obligation was approximately

$54 million. As explained in Note 13 of the consolidated financial statements, the Company updates the assumptions used to measure the defined benefit pension and postretirement benefit obligations, including discount rates, at December 31 or upon a remeasurement event to reflect updated actuarial assumptions. The Company determines the discount rates used to measure the obligations based upon an analysis of a hypothetical portfolio of bonds that match the expected cash flow of its pension and other postretirement benefit plans. Auditing the post-retirement benefit obligations was complex and required the involvement of specialists due to the judgmental nature of assumptions used in the measurement process, primarily the discount rate assumptions, which had a significant effect on the projected benefit obligations.

How we addressed the Matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of certain controls over the post-retirement benefits obligation valuation process. For example, we tested controls over management's review of the benefit obligation calculations and the significant actuarial assumptions, including the discount rates. To test the determination of the discount rate used in the calculation of the pension and post-retirement benefit obligations, we performed audit procedures that focused on evaluating, with the assistance of our actuarial specialists, the determination of the discount rates, among other procedures. For example, we assessed the appropriateness of the bonds included in the analysis used by management by evaluating the criteria used to select bonds, and by testing the characteristics and investment grade of the bonds selected, and we tested the mathematical accuracy of the analysis used by management through recalculation of the present value of cash flows and compared to the disclosed obligation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

St. Louis, Missouri

March 5, 2024

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net revenues	$1,110,120	$1,191,263	$1,282,233

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	511,866	546,661	569,629
Selling, general and administrative expenses	340,252	301,667	271,125
Transaction costs	13,783	—	—
Loss on impairment of assets held for sale	77,755	131,698	5,704
Loss on disposal of assets	9,480	4,233	—
Depreciation and amortization	315,162	300,166	300,597
Income (loss) from operations	(158,178)	(93,162)	135,178

Other income (expense):
Interest expense, net of interest income	(151,964)	(124,978)	(175,195)
Loss on extinguishment of debt	—	—	(17,101)
Change in fair value of contingent payment rights	—	—	(86,476)
Other, net	8,477	13,378	1,335
Loss from continuing operations before income taxes	(301,665)	(204,762)	(142,259)

Income tax benefit	(51,607)	(27,058)	(3,132)
Loss from continuing operations	(250,058)	(177,704)	(139,127)

Discontinued operations:
Income from discontinued operations	—	23,467	41,845
Gain on sale of discontinued operations	—	389,885	—
Income tax expense	—	94,999	9,411
Income from discontinued operations	—	318,353	32,434

Net income (loss)	(250,058)	140,649	(106,693)
Less: dividends on Series A preferred stock	43,910	40,104	2,677
Less: net income attributable to noncontrolling interest	456	564	392
Net income (loss) attributable to common shareholders	$(294,424)	$99,981	$(109,762)

Net income (loss) per common share - basic and diluted
Loss from continuing operations	$(2.60)	$(1.90)	$(1.63)
Income from discontinued operations	—	2.77	0.37
Net income (loss) per basic and diluted common shares attributable to common shareholders	$(2.60)	$0.87	$(1.26)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(250,058)	$140,649	$(106,693)
Pension and post-retirement obligations:
Change in net actuarial loss and prior service cost, net of tax of $(5,221), $16,744 and $11,903	(14,664)	47,123	33,344
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax of $108, $(269) and $1,950	318	(762)	5,444
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax of $164, $3,847 and $306	462	10,879	868
Reclassification of realized loss (gain) to earnings, net of tax of $(2,619), $607 and $3,773	(7,378)	1,721	10,191
Comprehensive income (loss)	(271,320)	199,610	(56,846)
Less: comprehensive income attributable to noncontrolling interest	456	564	392
Total comprehensive income (loss) attributable to common shareholders	$(271,776)	$199,046	$(57,238)

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,765	$325,852
Short-term investments	—	87,951
Accounts receivable, net of allowance for credit losses	121,194	119,675
Income tax receivable	2,880	1,670
Prepaid expenses and other current assets	56,843	62,996
Assets held for sale	70,473	—
Total current assets	256,155	598,144

Property, plant and equipment, net	2,449,009	2,234,122
Investments	8,887	10,297
Goodwill	814,624	929,570
Customer relationships, net	18,616	43,089
Other intangible assets	10,557	10,557
Other assets	70,578	61,315
Total assets	$3,628,426	$3,887,094

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,073	$33,096
Advance billings and customer deposits	44,478	46,664
Accrued compensation	58,151	60,903
Accrued interest	18,694	18,201
Accrued expense	114,022	95,206
Current portion of long-term debt and finance lease obligations	18,425	12,834
Liabilities held for sale	3,402	—
Total current liabilities	317,245	266,904

Long-term debt and finance lease obligations	2,134,916	2,129,462
Deferred income taxes	210,648	274,309
Pension and other post-retirement obligations	137,616	123,644
Other long-term liabilities	48,637	47,326
Total liabilities	2,849,062	2,841,645

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 434,266 and 456,343 shares outstanding as of December 31, 2023 and December 31, 2022, respectively; liquidation preference of $520,957 and $477,047 as of December 31, 2023 and December 31, 2022, respectively	372,590	328,680

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized, 116,172,568 and 115,167,193 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	1,162	1,152
Additional paid-in capital	681,757	720,442
Retained earnings (accumulated deficit)	(262,380)	(11,866)
Accumulated other comprehensive loss, net	(21,872)	(610)
Noncontrolling interest	8,107	7,651
Total shareholders’ equity	406,774	716,769
Total liabilities, mezzanine equity and shareholders’ equity	$3,628,426	$3,887,094

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2020	—	$—	79,228	$792	$525,673	$(34,514)	$(109,418)	$6,695	$389,228
Shares issued under employee plan, net of forfeitures	—	—	1,652	17	(17)	—	—	—	—
Shares issued to Searchlight	—	—	32,986	330	209,387	—	—	—	209,717
Series A preferred stock issued	434	285,899	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	2,677	—	—	(2,677)	—	—	—	(2,677)
Non-cash, share-based compensation	—	—	—	—	10,097	—	—	—	10,097
Purchase and retirement of common stock	—	—	(219)	(2)	(1,717)	—	—	—	(1,719)
Other comprehensive income (loss)	—	—	—	—		—	49,847	—	49,847
Net income (loss)	—	—	—	—	—	(107,085)	—	392	(106,693)
Balance at December 31, 2021	434	$288,576	113,647	$1,137	$740,746	$(141,599)	$(59,571)	$7,087	$547,800
Shares issued under employee plan, net of forfeitures	—	—	1,809	17	(17)	—	—	—	—
Series A preferred stock issued	22	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	40,104	—	—	(29,752)	(10,352)	—	—	(40,104)
Non-cash, share-based compensation	—	—	—	—	10,755	—	—	—	10,755
Purchase and retirement of common stock	—	—	(289)	(2)	(1,290)	—	—	—	(1,292)
Other comprehensive income (loss)	—	—	—	—	—	—	58,961	—	58,961
Net income (loss)	—	—	—	—	—	140,085	—	564	140,649
Balance at December 31, 2022	456	$328,680	115,167	$1,152	$720,442	$(11,866)	$(610)	$7,651	$716,769
Shares issued under employee plan, net of forfeitures	—	—	1,570	16	(16)	—	—	—	—
Series A preferred stock issued	21	—	—	—	—	—	—	—	—
Accrued Series A preferred stock liquidation preference as paid-in-kind dividends	—	43,910	—	—	(43,910)	—	—	—	(43,910)
Non-cash, share-based compensation	—	—	—	—	7,613	—	—	—	7,613
Purchase and retirement of common stock	—	—	(565)	(6)	(2,372)	—	—	—	(2,378)
Other comprehensive income (loss)	—	—	—	—	—	—	(21,262)	—	(21,262)
Other	(43)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(250,514)	—	456	(250,058)
Balance at December 31, 2023	434	$372,590	116,172	$1,162	$681,757	$(262,380)	$(21,872)	$8,107	$406,774

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(250,058)	$140,649	$(106,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	315,162	300,166	300,597
Deferred income tax expense (benefit)	(56,092)	58,894	5,504
Cash distributions from wireless partnerships in excess of current earnings	—	5,697	1,195
Pension and post-retirement contributions in excess of expense	(5,827)	(29,205)	(33,208)
Stock-based compensation expense	7,613	10,755	10,097
Amortization of deferred financing costs and discounts	8,051	7,331	15,622
Noncash interest expense on convertible security interest	—	—	30,927
Loss on extinguishment of debt	—	—	17,101
Loss on change in fair value of contingent payment rights	—	—	86,476
Loss on impairment of assets held for sale	77,755	131,698	5,704
Gain on sale of partnership interests	—	(389,885)	—
Loss on disposal of assets	9,480	4,233	—
Other, net	(1,673)	(367)	3,226
Changes in operating assets and liabilities:
Accounts receivable, net	(9,503)	5,167	4,103
Income tax receivable	(1,210)	(536)	(62)
Prepaid expenses and other assets	(10,092)	(7,699)	(12,863)
Accounts payable	23,261	(909)	(189)
Accrued expenses and other liabilities	7,720	(12,279)	(8,670)
Net cash provided by operating activities	114,587	223,710	318,867

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(515,035)	(619,981)	(480,346)
Purchase of investments	—	(302,907)	(175,764)
Proceeds from sale and maturity of investments	91,623	327,419	66,198
Proceeds from sale of assets	5,954	22,918	3,469
Proceeds from business dispositions	—	105,823	—
Proceeds from sale of partnership interests	—	482,966	—
Net cash provided by (used in) investing activities	(417,458)	16,238	(586,443)

Cash flows from financing activities:
Proceeds from bond offering	—	—	400,000
Proceeds from issuance of long-term debt	—	—	150,000
Proceeds from issuance of common stock	—	—	75,000
Payment of finance lease obligations	(15,338)	(9,836)	(6,365)
Payment on long-term debt	—	—	(397,000)
Payment of financing costs	(500)	(2,603)	(8,266)
Share repurchases for minimum tax withholding	(2,378)	(1,292)	(1,719)
Net cash used in financing activities	(18,216)	(13,731)	211,650
Change in cash and cash equivalents	(321,087)	226,217	(55,926)
Cash and cash equivalents at beginning of period	325,852	99,635	155,561
Cash and cash equivalents at end of period	$4,765	$325,852	$99,635

See accompanying notes.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

1.BUSINESS DESCRIPTION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Accounting

Consolidated Communications Holdings, Inc. (the “Company,” “we,” “our” or “us”) is a holding company with operating subsidiaries (collectively “Consolidated”) that provide communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.

Leveraging our advanced fiber network spanning approximately 60,000 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

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

Recent Business Developments

Merger Agreement

On October 15, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor Holdings LLC, a Delaware limited liability company (“Parent”) affiliated with certain funds managed by affiliates of Searchlight Capital Partners, L.P. (“Searchlight”), and Condor Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly owned subsidiary of an affiliate of Searchlight. British Columbia Investment Management Corporation (“BCI”) and certain affiliates of Searchlight have committed to provide equity financing to Parent to fund the transactions contemplated by the Merger Agreement. Searchlight is the beneficial owner of approximately 34% of the Company’s outstanding shares of common stock as of December 31, 2023 and is the holder of 100% of the Company’s outstanding Series A perpetual preferred stock. Refer to Note 4 for a more complete discussion of the strategic investment with Searchlight. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than shares of the Company’s common stock (i) held directly or indirectly by Parent, Merger Sub or any subsidiary of the Company, (ii) held by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to $4.70 per share, without interest (the “Merger Consideration”), subject to any withholding of taxes required by applicable law. In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, (i) Company restricted share awards (“Company RSAs”) held by non-employee directors or by certain affiliates of Searchlight will vest and be canceled in exchange for the Merger Consideration and (ii) all other Company RSAs will be converted into restricted cash awards based on the Merger Consideration and subject to the same terms and conditions, including time- and performance-based vesting conditions, as the corresponding Company RSA (except that the relative total shareholder return modifier shall be deemed to be achieved at the target level).

The Merger Agreement has, unanimously by the directors present, been approved by the board of directors of the Company (the “Board”), acting upon the unanimous recommendation of a special committee consisting of only independent and disinterested directors of the Company (the “Special Committee”). On January 31, 2024, the Company held a virtual special meeting of stockholders (the “Special Meeting”) to consider three proposals with respect to the Merger Agreement.  The first proposal, to adopt the Merger Agreement, was approved by (i) holders of a majority of the voting power represented by the issued and outstanding shares of our common stock that were entitled to vote thereon and (ii) holders of a majority of the voting power represented by the issued and outstanding shares of our common stock that were entitled to vote thereon and held by Unaffiliated Stockholders (as defined in the Merger Agreement). The second proposal, to approve by advisory (non-binding) vote the compensation that may be paid or become payable to the named executive officers of the Company in connection with the consummation of the Merger, was approved by the requisite vote of the Company’s stockholders. The third proposal, to approve any adjournment of the Special Meeting, if necessary, to solicit additional proxies if there were insufficient votes in favor of the Merger Agreement proposal, was also approved by the requisite vote of the Company’s stockholders. Because the Merger Agreement proposal was approved by the requisite vote, no adjournment to solicit additional proxies was necessary.

The proposed transaction constitutes a “going-private transaction” under the rules of the SEC and is expected to close by the first quarter of 2025. The closing of the Merger is subject to various conditions, including (i) the expiration or termination of the applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (ii) the receipt of certain required consents or approvals from (a) the Federal Communications Commission, (b) the Committee on Foreign Investment in the United States, (c) state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; (iii) the absence of any order, injunction or decree restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Merger or the other transactions contemplated by the Merger Agreement; and (iv) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, as of the date of the Merger Agreement and the date of closing, and performance in all material respects of the covenants and agreements contained in the Merger Agreement. The transaction is not subject to a financing condition. We are awaiting required regulatory approvals in order to execute the Merger. Following the closing of the transaction, shares of our common stock will no longer be traded or listed on any public securities exchange.

Cost Savings Initiative

In July 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. This initiative includes a reduction in workforce, consolidation and elimination of certain facilities and review of our product offerings. In 2023, we recognized severance costs of $17.4 million in connection with the cost savings plan.

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

The following table summarizes the activity in the ACL for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Balance at beginning of year	$11,470	$9,961	$9,136
Provision charged to expense	8,520	8,684	7,752
Write-offs, less recoveries	(6,521)	(7,175)	(6,927)
Balance at end of year	$13,469	$11,470	$9,961

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

Property, plant and equipment consisted of the following as of December 31, 2023 and 2022:

	December 31,	December 31,	Estimated
(In thousands)	2023	2022	Useful Lives
Land and buildings	$275,989	$270,708	18	-	40	years
Central office switching and transmission	1,797,552	1,635,263	3	-	25	years
Outside plant cable, wire and fiber facilities	2,700,978	2,445,298	3	-	50	years
Furniture, fixtures and equipment	380,041	347,346	3	-	15	years
Assets under finance leases	71,398	58,081	2	-	16	years
Total plant in service	5,225,958	4,756,696
Less: accumulated depreciation and amortization	(3,001,201)	(2,754,587)
Plant in service	2,224,757	2,002,109
Construction in progress	108,584	123,736
Construction inventory	115,668	108,277
Totals	$2,449,009	$2,234,122

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

Depreciation and amortization expense related to property, plant and equipment was $291.8 million, $269.3 million and $261.1 million in 2023, 2022 and 2021, respectively. Amortization of assets under finance leases is included in the depreciation and amortization expense in the consolidated statements of operations.

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

When we use the quantitative approach to assess the goodwill carrying value and the fair value of our single reporting unit, the fair value of our reporting unit is compared to its carrying amount, including goodwill. The estimated fair value of the reporting unit is determined using a combination of market-based approaches and a discounted cash flow (“DCF”) model and reconciled to our market capitalization plus an estimated control premium. The assumptions used in the estimate of fair value are based upon a combination of historical results and trends, new industry developments and future cash flow projections, as well as relevant comparable company earnings multiples for the market-based approaches. Significant assumptions used in the analysis may include a long-term growth rate and the weighted average cost of capital which is used to discount estimates of projected future results and cash flows. Such assumptions are judgmental and subject to change as a result of changing economic and competitive conditions. We use a weighting of the results derived from the valuation approaches to estimate the fair value of the reporting unit.

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

For the 2023 assessment, we evaluated the fair value of goodwill compared to the carrying value using the qualitative approach. The results of the qualitative approach concluded that it was more likely than not that the fair value of goodwill was greater than the carrying value as of November 30, 2023.

If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment is recorded for the difference in the carrying value and fair value. We did not recognize any goodwill impairment in 2023, 2022 or 2021 as a result of the impairment tests.

At December 31, 2023 and 2022, the carrying value of goodwill was $814.6 million and $929.6 million, respectively. Goodwill decreased $114.9 million during 2023 as a result of allocated goodwill for a divestiture classified as assets held for sale at December 31, 2023, as described in Note 5.

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

For the 2023 assessment, we used the qualitative approach to evaluate the fair value compared to the carrying value of the trade name.  Based on our assessment, we concluded that the fair value of the trade names continued to exceed the carrying value.  The carrying value of our trade names, excluding any finite lived trade names, was $10.6 million at December 31, 2023 and 2022.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of our customer lists of an established base of customers that subscribe to our services.  Finite-lived intangible assets are amortized using an accelerated amortization method or on a straight-line basis over their estimated useful lives.  We evaluate the potential impairment of finite-lived intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment equal to the difference between the carrying amount and the fair value of the asset is recognized.  We did not recognize any intangible impairment charges in the years ended December 31, 2023, 2022 or 2021.

The components of finite-lived intangible assets are as follows:

					December 31, 2023		December 31, 2022
					Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Useful Lives				Amount	Amortization	Amount	Amortization

Customer relationships	7	-	11	years	$299,538	$(280,922)	$318,498	$(275,409)

Amortization expense related to the finite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021 was $23.3 million, $30.9 million and $39.5 million, respectively.  Expected future amortization expense of finite-lived intangible assets is as follows:

(In thousands)
2024	$10,107
2025	3,180
2026	2,529
2027	1,996
2028	804
Thereafter	—
Total	$18,616

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

Series A Preferred Stock

Our Series A Preferred Stock is classified as mezzanine equity in the consolidated balance sheets due to a deemed liquidation feature, which gives holders the right to require the Company to redeem all or any part of the holders’ Series A Preferred Stock for cash in the event of a fundamental change or change in control.  We have not adjusted the carrying value of the Series A Preferred Stock to its liquidation value since the securities are not currently redeemable and it is not probable that they will become redeemable. Subsequent adjustments to increase the carrying value to the liquidation value will be made only if and when it becomes probable that such a deemed liquidation event will occur.

Share-based Compensation

We recognize share-based compensation expense for all restricted stock awards (“RSAs”) and performance share awards (“PSAs”) (collectively, “stock awards”) based on the estimated fair value of the stock awards on the date of grant. We recognize the expense associated with RSAs on a straight-line basis and for PSAs using the graded-vesting method over the requisite service period.  Forfeitures are accounted for as they occur.  See Note 12 for additional information regarding share-based compensation.

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

We offer services that consists of high-speed Internet, video and voice services including local and long distance calling, voicemail and calling features in either standalone or package offerings.  Each service is considered distinct and therefore accounted for as a separate performance obligation.  Service revenue is recognized over time, consistent with the transfer of service, as the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs.

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

Some subsidies are funded by end user surcharges to which telecommunications providers, including local, long-distance and wireless carriers, contribute on a monthly basis, while others are components of broader economic stimulus or recovery legislation. In other cases, subsidies are awarded to carriers periodically over a predetermined number of years to support their deployment of high-speed broadband infrastructure in underserved or unserved areas. During the years ended December 31, 2023 and 2022, subsidies included federal funding from the Rural Development Opportunity Fund (“RDOF”). The RDOF provides funding to bring faster broadband speeds to unserved and underserved areas of America. In the first phase of the RDOF auction process, we were awarded annual funding of approximately $5.9 million, beginning January 1, 2022 through December 31, 2031. The specific obligations associated with the RDOF funding include the obligation to deliver 1 Gbps downstream and 500 Mbps upstream data speeds to approximately 27,000 locations in seven states. RDOF subsidies are recognized as operating revenue since the primary conditions for the funding are the upgrade and operation of the broadband network over the funding period.

We may be awarded grants from federal and state governments to assist in the deployment of broadband in order to support access to high-speed broadband services in underserved or unserved areas. The awards may include a number of regulatory requirements including the completion of construction by certain dates. Funding from the grants may be received in advance, upon completion of the project or when certain milestones are achieved. The grants are accounted for as a contribution in aid of construction given the nature of the arrangement and are recorded as a reduction to property, plant and equipment as the projects are completed. During the years ended December 31, 2023 and 2022, we recognized a reduction to property, plant and equipment of $19.5 million and $3.7 million, respectively, from grant funding for broadband deployment initiatives.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was $35.1 million, $34.5 million and $18.8 million in 2023, 2022 and 2021, respectively.

Statement of Cash Flows Information

During 2023, 2022 and 2021, we made payments for interest and income taxes as follows:

(In thousands)	2023	2022	2021
Interest, net of amounts capitalized ($6,031, $10,112 and $5,590 in 2023, 2022 and 2021, respectively)	$143,332	$119,322	$123,031
Income taxes paid (received), net	$5,695	$9,585	$836

In 2023, 2022 and 2021, we acquired equipment of $24.6 million, $20.6 million and $13.9 million, respectively, through finance lease agreements.

In 2023, 2022 and 2021, we acquired property and equipment of $33.3 million, $34.1 million and $52.9 million, respectively, which were accrued but not yet paid.

Noncontrolling Interest

We have a majority-owned subsidiary, East Texas Fiber Line Incorporated (“ETFL”), which is a joint venture owned 63% by the Company and 37% by Eastex Telecom Investments, LLC.  ETFL provides connectivity over a fiber optic transport network to certain customers residing in Texas.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04 (“ASU 2020-04”), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01 (“ASU 2021-01”), Reference Rate Reform (Topic 848): Scope. ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 and ASU 2021-01 are both elective and are effective upon issuance through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the optional relief guidance in Topic 848 from December 31, 2022 to December 31, 2024. The adoption of this guidance in 2023 did not have a material impact on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued the Accounting Standards Update No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The new guidance is effective on retrospective basis for financial statements issued for annual periods beginning after December 15, 2023 with early adoption permitted. We are currently evaluating the impact this update will have on our related disclosures.

In December 2023, the FASB issued the Accounting Standards Update No. 2023-09 (“ASU 2023-09”), Improvements to Income Tax Disclosures. Amendments in ASU 2023-09 require additional income tax disclosures primarily related to the rate reconciliation and income taxes paid. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2024 with early adoption permitted and can be applied on either a prospective or retrospective basis. We are currently evaluating the impact this update will have on our income tax disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$290,847	$272,146	$269,323
Voice services	125,166	144,853	160,698
Video services	34,957	54,153	65,114
	450,970	471,152	495,135
Commercial:
Data services (includes VoIP)	214,707	228,466	228,931
Voice services	127,909	142,274	154,567
Other	39,883	43,100	40,032
	382,499	413,840	423,530
Carrier:
Data and transport services	127,248	137,378	133,434
Voice services	15,588	14,772	17,183
Other	1,168	1,688	1,592
	144,004	153,838	152,209
Subsidies	27,888	33,382	69,739
Network access	90,250	104,644	120,487
Other products and services	14,509	14,407	21,133
Total operating revenues	$1,110,120	$1,191,263	$1,282,233

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	Year Ended December 31,
(In thousands)	2023	2022
Accounts receivable, net	$121,194	$119,675
Contract assets	38,910	25,322
Contract liabilities	56,967	54,537

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions. These costs are deferred and amortized over the expected customer life.  We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract.  During the years ended December 31, 2023, 2022 and 2021, the Company recognized expense of $13.7 million, $12.9 million and $11.1 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the years ended December 31, 2023, 2022 and 2021, the Company recognized previously deferred revenues of $447.9 million, $478.9 million and $471.7 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of December 31, 2023.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
Loss from continuing operations	$(250,058)	$(177,704)	$(139,127)
Less: dividends on Series A preferred stock	43,910	40,104	2,677
Less: net income attributable to noncontrolling interest	456	564	392
Loss attributable to common shareholders before allocation of earnings to participating securities	(294,424)	(218,372)	(142,196)
Less: earnings allocated to participating securities	—	(6,284)	—
Loss from continuing operations attributable to common shareholders, after earnings allocated to participating securities	(294,424)	(212,088)	(142,196)
Income from discontinued operations	—	318,353	32,434
Less: earnings allocated to participating securities	—	9,161	—
Income from discontinued operations attributable to common shareholders, after earnings allocated to participating securities	—	309,192	32,434
Net income (loss) attributable to common shareholders, after earnings allocated to participating securities	$(294,424)	$97,104	$(109,762)

Weighted-average number of common shares outstanding	113,096	111,754	87,293

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(2.60)	$(1.90)	$(1.63)
Income from discontinued operations	—	2.77	0.37
Net income (loss) per common share attributable to common shareholders - basic and diluted	$(2.60)	$0.87	$(1.26)

Diluted EPS attributable to common shareholders for the years ended December 31, 2023, 2022 and 2021 excludes 3.2 million, 3.3 million and 3.2 million potential common shares, respectively, related to our share-based compensation plan because the inclusion of the potential common shares would have an antidilutive effect.

4.SEARCHLIGHT INVESTMENT

In connection with the Investment Agreement entered into on September 13, 2020, affiliates of Searchlight committed to invest up to an aggregate of $425.0 million in the Company. The investment commitment was structured in two stages.  In the first stage of the transaction, which was completed on October 2, 2020, Searchlight invested $350.0 million in the Company in exchange for 6,352,842 shares, or approximately 8%, of the Company’s common stock and was issued a contingent payment right (“CPR”) that was convertible, upon the receipt of certain regulatory and shareholder approvals, into an additional 17,870,012 shares, or 16.9% of the Company’s common stock. In addition, Searchlight received the right to an unsecured subordinated note with an aggregate principal amount of approximately $395.5 million (the “Note”), which was convertible into shares of a new series of perpetual preferred stock of the Company with an aggregate liquidation preference equal to the principal amount of the Note plus accrued interest as of the date of conversion.

On July 15, 2021, the Company received all required state public utility commission regulatory approvals necessary for the conversion of the CPR into 16.9% additional shares of the Company’s common stock. As a result, the CPR was converted into 17,870,012 shares of common stock, which were issued to Searchlight on July 16, 2021.

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of December 31, 2023 and 2022, the total shares of common stock issued to Searchlight represent approximately 34% of the Company’s outstanding common stock.

Prior to conversion, the CPR was reported at its estimated fair value within long-term liabilities in the consolidated balance sheet. Subsequent changes in fair value were reflected in earnings within other income and expense in the consolidated statements of operations. During the year ended December 31, 2021, we recognized a loss of $86.5 million on the change in the fair value of the CPR.

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

With the strategic investment from Searchlight, we intend to enhance our fiber infrastructure and accelerate the investment in our network, which will include the upgrade of an aggregate of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses. During the years ended December 31, 2023, 2022 and 2021, we upgraded approximately 227,500, 403,000 and 330,000 passings to fiber, respectively.

5.DIVESTITURES

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

At December 31, 2023, the major classes of assets and liabilities to be sold were classified as held for sale in the consolidated balance sheet and consisted of the following:

(In thousands)
Current assets	$1,208
Property, plant and equipment	30,581
Goodwill	114,946
Other long-term assets	1,493
Impairment to net realizable value	(77,755)
Total assets	$70,473

Current liabilities	$2,196
Other long-term liabilities	1,206
Total liabilities	$3,402

During the year ended December 31, 2023, the carrying value of the net assets to be sold were reduced to their estimated fair value of approximately $67.1 million, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy. As a result, we recognized an impairment loss of $77.8 million during the year ended December 31, 2023.

Kansas City Operations

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”). The Kansas City operations provides data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties and included approximately 17,100 consumer customers and 1,600 commercial customers. The sale closed on November 30, 2022 for gross cash proceeds of $82.1 million, subject to the finalization of certain working capital and other post-closing purchase price adjustments. The proceeds from the sale were used in part to support our fiber expansion plan in our core regions.

In 2022, in connection with the classification as assets held for sale, the carrying value of the net assets was reduced to their estimated fair value and we recognized an impairment loss of $131.7 million during the year ended December 31, 2022. During the years ended December 31, 2023 and 2022, we recognized a loss on the sale of $1.6 million and $16.8 million, respectively, as a result of expected purchase price adjustments and changes in working capital and estimated selling costs. The loss on the sale of the Kansas City Operations is included in loss on disposal of assets in the consolidated statement of operations.

Tower Assets

During the year ended December 31, 2022, we completed the sale of certain non-strategic communication towers for cash proceeds of approximately $21.0 million and recognized a pre-tax gain on the sale of $20.8 million, which is included in loss on disposal of assets in the consolidated statement of operations.

Ohio Operations

On September 22, 2021, we entered into a definitive agreement to sell substantially all of the assets of our non-core, rural ILEC business located in Ohio, Consolidated Communications of Ohio Company (“CCOC” or the “Ohio Operations”). CCOC provides telecommunications and data services to residential and business customers in 11 rural communities in Ohio and surrounding areas and included approximately 3,800 access lines and 3,900 data connections. The sale was completed on January 31, 2022 for gross cash proceeds of $26.1 million, including customary working capital adjustments. The asset sale aligns with our strategic asset review and focus on our core broadband regions. In 2021, in connection with the expected sale, the carrying value of the net assets were reduced to their estimated fair value and we recognized an impairment loss of $5.7 million during the year ended December 31, 2021. During the year ended December 31, 2022, we recognized an additional loss on the sale of $0.8 million, which is included in selling, general and administrative expense in the consolidated statement of operations, as a result of changes in working capital and estimated selling costs.

6.INVESTMENTS

Our investments are as follows:

(In thousands)	2023	2022
Short-term investments:
Held-to-maturity debt securities	$-	$87,951

Long-term investments:
Cash surrender value of life insurance policies	$2,860	$2,774
CoBank, ACB Stock	5,755	7,250
Other	272	273
	$8,887	$10,297

Held-to-Maturity Debt Securities

Our held-to-maturity debt securities consist of investments in commercial paper and certificate of deposits. At December 31, 2023, we had no held-to-maturity investments. At December 31, 2022, we had $88.0 million of investments in commercial paper included in short-term investments. The investments have original maturities of less than one year. As of December 31, 2022, the amortized cost of the investments approximated their fair value and the gross unrecognized gains and losses were not material.

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

Investment Income

Investment income from our investments classified as cash equivalents, held-to-maturity debt securities and other investments is reflected in other, net within other income (expense) in the consolidated statements of operations. Investment income was $6.1 million, $0.4 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Discontinued Operations

Investments at Cost

We owned 2.34% of GTE Mobilnet of South Texas Limited Partnership (the “Mobilnet South Partnership”).  The principal activity of the Mobilnet South Partnership is providing cellular service in the Houston, Galveston, and Beaumont, Texas metropolitan areas.  We also owned 3.60% of Pittsburgh SMSA Limited Partnership (“Pittsburgh SMSA”), which provides cellular service in and around the Pittsburgh metropolitan area.  Because of our limited influence over these partnerships, we accounted for these investments at our initial cost less any impairment because fair value is not readily available for these investments. For these investments, we adjusted the carrying value for any purchases or sales of our ownership interests, if any (there were none during the periods presented). Prior to classification as discontinued operations, we recorded distributions received from these investments as investment income in non-operating income (expense).  In 2022 and 2021, we received cash distributions from these partnerships totaling $11.7 million and $20.7 million, respectively.

Equity Method

We owned 20.51% of GTE Mobilnet of Texas RSA #17 Limited Partnership (“RSA #17”), 16.67% of Pennsylvania RSA 6(I) Limited Partnership (“RSA 6(I)”) and 23.67% of Pennsylvania RSA 6(II) Limited Partnership (“RSA 6(II)”).  RSA #17 provides cellular service to a limited rural area in Texas. RSA 6(I) and RSA 6(II) provide cellular service in and around our Pennsylvania service territory. Because we had significant influence over the operating and financial policies of these three entities, we accounted for the investments using the equity method. Prior to classification as discontinued operations, income was recognized as investment income in non-operating income (expense) on our proportionate share of earnings and cash distributions were recorded as a reduction in our investment. In 2022 and 2021, we received cash distributions from these partnerships totaling $17.5 million and $22.3 million, respectively.

On September 13, 2022, we completed the sale of our five limited wireless partnership interests to Cellco for an aggregate purchase price of $490.0 million. Cellco is the general partner for each of the five wireless partnerships and is an indirect, wholly-owned subsidiary of Verizon Communications, Inc. A portion of the interest in one of the partnerships was sold to a limited partner of such partnership, pursuant to its right of first refusal. The proceeds from the sale were used in part to support our fiber expansion plan.

The financial results of the limited partnership interests have been reported as discontinued operations in our consolidated financial statements for prior periods presented.

The results of discontinued operations included in the consolidated statements of operations consisted of the following:

(In thousands)	2022	2021
Investment income	$23,467	$41,845
Gain on sale of discontinued operations	389,885	—
Income from discontinued operations, before income taxes	413,352	41,845
Income tax expense	94,999	9,411
Net income from discontinued operations	$318,353	$32,434

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

In the statement of cash flows, we have elected to combine cash flows from discontinued operations with cash flows from continuing operations. The following table presents cash flows from operating and investing activities for discontinued operations:

(In thousands)	2022	2021
Cash provided by operating activities - discontinued operations	$29,165	$43,040
Cash provided by investing activities - discontinued operations	$482,966	$—

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

Our interest rate swap agreements measured at fair value on a recurring basis at December 31, 2023 and 2022 were as follows:

As of December 31, 2023
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(2,421)	$—	$(2,421)	$—

As of December 31, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Current interest rate swap assets	$5,959	$—	$5,959	$—

We have not elected the fair value option for any of our other assets or liabilities. The carrying value of other financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of December 31, 2023 and 2022.

	As of December 31, 2023		As of December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,142,858	$1,903,831	$2,141,176	$1,759,430

Investments

Our investments at December 31, 2023 and 2022 accounted for at cost consisted primarily of our investment in CoBank.  It is impracticable to determine the fair value of this investment.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements. We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8.LONG-TERM DEBT

Long-term debt outstanding, presented net of unamortized discounts, consisted of the following as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Senior secured credit facility:
Term loans, net of discounts of $7,017 and $8,699 at December 31, 2023 and 2022, respectively	$992,858	$991,176
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	400,000
Finance leases	39,240	35,746
	2,182,098	2,176,922
Less: current portion of long-term debt and finance leases	(18,425)	(12,834)
Less: deferred debt issuance costs	(28,757)	(34,626)
Total long-term debt	$2,134,916	$2,129,462

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

The revolving credit facility has a maturity date of October 2, 2027 and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of December 31, 2023 and 2022, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $35.7 million were outstanding under our revolving credit facility as of December 31, 2023.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility. As of December 31, 2023, $214.3 million was available for borrowing under the revolving credit facility, subject to certain covenants. As of March 5, 2024, borrowings of $70.0 million were outstanding under the revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facilities was 8.96% and 7.63% at December 31, 2023 and 2022, respectively.  Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 7.75:1.00 as of the end of any fiscal quarter from October 15, 2023 to and including December 31, 2024, if on such date the testing threshold is met.  The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of December 31, 2023, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 6.22:1.00. As of December 31, 2023, we were in compliance with the Credit Agreement covenants.

On October 15, 2023, the Company entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) to, among other things, increase the maximum consolidated first lien leverage ratio (the “Step-Up”) permitted under the Credit Agreement from 6.35 to 1.00 to (i) 7.75 to 1.00, from October 15, 2023 to and including December 31, 2024, (ii) 7.50 to 1.00, from and including January 1, 2025 to and including March 31, 2025, (iii) 7.25 to 1.00, from and including April 1, 2025 to and including June 30, 2025, (iv) 7.00 to 1.00, from and including July 1, 2025 to and including September 30, 2025, (v) 6.75 to 1.00 from and including October 1, 2025 to and including December 31, 2025, (vi) 6.50 to 1.00, from and including January 1, 2026 to and including March 31, 2026, (vii) 6.25 to 1.00, from and including April 1, 2026 to and including June 30, 2026, (viii) 6.00 to 1.00, from and including July 1, 2026 to and including September 30, 2026, and (ix) 5.85 to 1.00 from and including October 1, 2026 and thereafter (the “Step-Up Period”). While the Step-Up is in effect, the Company will be subject to additional restrictions on its ability to make certain investments and restricted payments (the “Restrictions”). The Step-Up Period and the Restrictions will end and the maximum Consolidated First Lien Leverage Ratio will revert to the levels set forth in the Credit Agreement on the earlier of (a) the Company’s election and

(b) August 1, 2025, to the extent $300.0 million in cash proceeds have not been received by the Company from equity contributed to its capital by such date. If the proposed Merger is not completed by August 1, 2025, the increase in the maximum consolidated first lien leverage ratio as permitted in the Fifth Amendment to the Credit Agreement to provide interim financial covenant relief will end and the maximum consolidated first lien leverage ratio will revert to the levels set forth in the Credit Agreement.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indenture governing the Senior Notes contains customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indenture also contains customary events of default.  At December 31, 2023, the Company was in compliance with all terms, conditions and covenants under the indenture governing the Senior Notes.

Future Maturities of Debt

At December 31, 2023, the aggregate maturities of our long-term debt excluding finance leases were as follows:

(In thousands)
2024	$—
2025	—
2026	—
2027	999,875
2028	1,150,000
Thereafter	—
Total maturities	2,149,875
Less: Unamortized discount	(7,017)
Carrying value	$2,142,858

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

The following interest rate swaps were outstanding at December 31, 2023:

	Notional
(In thousands)	Amount	2023 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating SOFR	$500,000	Other long-term liabilities	$(2,421)

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

At December 31, 2023 and 2022, the total pre-tax unrealized gain (loss) related to our interest rate swap agreements included in AOCI was $(2.4) million and $6.9 million, respectively.  From the balance in AOCI as of December 31, 2023, we expect to recognize a gain of approximately $4.3 million in earnings as a reduction to interest expense in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Unrealized gain recognized in AOCI, pretax	$626	$14,726	$1,174
Deferred gain (loss) reclassified from AOCI to interest expense	$9,997	$(2,328)	$(13,964)

10. LEASES

We have entered into various leases for certain facilities, land, underground conduit, colocations, and equipment used in our operations.  For leases with a term greater than 12 months, we recognize a right-to-use asset and a lease liability based on the present value of lease payments over the lease term. The leases have remaining lease terms of one year to 85 years and may include one or more options to renew, which can extend the lease term from one to five years or more. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Leases with an initial term of 12 months or less are not recognized on the balance sheet and the expense for these short-term leases is recognized on a straight-line basis over the lease term. Short-term lease expense, which is recognized in cost of services and products, was not material to the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021. Variable lease payments are expensed as incurred.

The following table summarizes the components of our lease right-of use assets and liabilities at December 31, 2023 and 2022:

(In thousands)	Balance Sheet Classification	2023	2022
Operating leases
Operating lease right-of-use assets	Other assets	$29,437	$26,548
Current lease liabilities	Accrued expense	$(8,256)	$(5,076)
Noncurrent lease liabilities	Other long-term liabilities	$(23,567)	$(22,249)

Finance leases
Finance lease right-of-use assets, net of accumulated depreciation of $14,408 and $15,308	Property, plant and equipment, net	$57,165	$42,773
Current lease liabilities	Current portion of long-term debt and finance lease obligations	$(18,425)	$(12,834)
Noncurrent lease liabilities	Long-term debt and finance lease obligations	$(20,815)	$(22,912)

Weighted-average remaining lease term
Operating leases		6.7 years	7.7 years
Finance leases		2.8 years	3.5 years
Weighted-average discount rate
Operating leases		8.14%	6.47%
Finance leases		9.30%	6.60%

The components of lease expense for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$5,768	$4,804	$4,152
Interest on lease liabilities	3,374	1,444	1,106
Operating lease cost	8,017	8,469	8,359
Variable lease cost	1,790	2,167	2,054
Total lease cost	$18,949	$16,884	$15,671

The following table presents supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,874	$8,003	$8,111
Operating cash flows for finance leases	3,374	1,444	1,106
Financing cash flows for finance leases	15,338	9,836	6,365
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	10,052	9,261	5,673
Finance leases	24,614	20,592	13,888

At December 31, 2023, the aggregate maturities of our lease liabilities were as follows:

(In thousands)	Operating Leases	Finance Leases
2024	$10,235	$21,217
2025	6,723	15,465
2026	5,050	4,870
2027	4,346	363
2028	3,374	294
Thereafter	11,568	1,886
Total lease payments	41,296	44,095
Less: Interest	(9,473)	(4,855)
	$31,823	$39,240

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements.  These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material. Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification.  During the years ended December 31, 2023, 2022 and 2021, we entered into IRU arrangements for exclusive access to and unrestricted use of specific assets.  These arrangements were recognized as sales-type leases as the term of the arrangements were for a major part of the asset’s remaining economic life.  During the year ended December 31, 2022, we recognized revenue of $3.8 million and a gain of $1.5 million related to these arrangements. During years ended 2023 and 2021, we did not enter into any material dark fiber IRU arrangements.

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

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Series A Preferred Stock is classified as mezzanine equity in the consolidated balance sheets.  As of December 31, 2022, the liquidation preference of the Series A Preferred Stock was $477.0 million, which included accrued and unpaid dividends of $20.7 million that increased the liquidation preference per share. As of December 31, 2023, the liquidation preference of the Series A Preferred Stock was $521.0 million, which included accrued and unpaid dividends of $22.4 million. During the years ended December 31, 2023 and 2022, the Company paid dividends in-kind of $42.2 million and $22.1 million, respectively. Searchlight is the sole holder of all of the issued and outstanding shares of the Company’s Series A Preferred Stock. The Company intends to exercise the paid-in-kind dividend option on the Series A Preferred Stock through at least 2025.

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

We implemented an ongoing performance-based incentive program under the Plan. The performance-based incentive program provides for annual grants of PSAs. PSAs are restricted stock that are issued, to the extent earned, at the end of each annual performance cycle. Under the performance-based incentive program, each participant is given a target award expressed as a number of shares, with a payout opportunity ranging from 0% to 150% of the target, depending on performance relative to predetermined goals. An estimate of the number of PSAs that are expected to vest is made, and the fair value of the PSAs is expensed utilizing the fair value on the date of grant over the requisite service period. The awards generally vest ratably over a four-year vesting period.

Pursuant to the performance-based incentive program, PSAs issued to certain senior executives entitle the executives to earn shares depending on the level of attainment of the predetermined performance goals over a three-year performance period, with payouts ranging from 0% to 150% of the target for PSAs issued in 2023 and 2022 and from 0% to 120% for PSAs issued in 2021. The earned PSAs are then subject to possible adjustment based on our total shareholder return relative to our peer group over the same performance period, which may increase or decrease the number of shares actually awarded by up to 25%. The fair value of these awards are initially measured on the grant date using estimated payout levels derived from a Monte Carlo simulation model. The awards vest in the month following the end of the of the three-year performance period.

The following table summarizes grants of RSAs and PSAs under the Plan during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
		Grant Date		Grant Date		Grant Date
	2023	Fair Value	2022	Fair Value	2021	Fair Value
RSAs Granted	1,695,071	$3.02	1,031,999	$4.70	941,748	$7.51
PSAs Granted	370,667	$5.41	904,435	$7.52	788,054	$6.31
Total	2,065,738		1,936,434		1,729,802

The following table summarizes the RSA and PSA activity during the year ended December 31, 2023:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2022	1,185,980	$5.84	1,464,058	$7.07
Shares granted	1,695,071	$3.02	370,667	$5.41
Shares vested	(1,114,904)	$4.44	(922,359)	$7.40
Shares forfeited, cancelled or retired	(274,150)	$5.33	(221,544)	$7.61
Non-vested shares outstanding - December 31, 2023	1,491,997	$3.78	690,822	$7.28

The total fair value of the RSAs and PSAs that vested during the years ended December 31, 2023, 2022 and 2021 was $11.8 million, $8.1 million and $7.3 million, respectively.

At December 31, 2023, we had 2.0 million PSAs outstanding with a weighted average grant date fair value of $3.48 for which performance conditions have not yet been deemed met. The PSAs are earned upon the achievement of predetermined goals over the performance periods, which range from one to three years. Depending on performance, 0% to 150% of the target shares may be issued as restricted stock to settle the PSAs outstanding at December 31, 2023 once the performance periods are completed.

Share-based Compensation Expense

The following table summarizes total compensation costs recognized for share-based payments during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Restricted stock	$4,506	$5,296	$5,478
Performance shares	3,107	5,459	4,619
Total	$7,613	$10,755	$10,097

Income tax benefits related to share-based compensation of approximately $2.0 million, $2.8 million and $2.6 million were recorded for the years ended December 31, 2023, 2022 and 2021, respectively.  Share-based compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

As of December 31, 2023, total unrecognized compensation cost related to non-vested RSAs and PSAs was $10.4 million and will be recognized over a weighted-average period of approximately 1.6 years.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, by component during 2023 and 2022:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2021	$(52,099)	$(7,472)	$(59,571)
Other comprehensive gain before reclassifications	47,123	10,879	58,002
Amounts reclassified from accumulated other comprehensive loss	(762)	1,721	959
Net current period other comprehensive income (loss)	46,361	12,600	58,961
Balance at December 31, 2022	$(5,738)	$5,128	$(610)
Other comprehensive gain (loss) before reclassifications	(14,664)	462	(14,202)
Amounts reclassified from accumulated other comprehensive loss	318	(7,378)	(7,060)
Net current period other comprehensive income	(14,346)	(6,916)	(21,262)
Balance at December 31, 2023	$(20,084)	$(1,788)	$(21,872)

The following table summarizes reclassifications from accumulated other comprehensive loss during 2023 and 2022:

	Year Ended December 31,		Affected Line Item in the
(In thousands)	2023	2022	Statement of Operations
Amortization of pension and post-retirement items:
Prior service credit	$529	$777	(a)
Actuarial gain	5,447	254	(a)
Settlement loss	(6,402)	—	(a)
	(426)	1,031	Total before tax
	108	(269)	Tax (expense) benefit
	$(318)	$762	Net of tax

Gain (loss) on cash flow hedges:
Interest rate derivatives	$9,997	$(2,328)	Interest expense
	(2,619)	607	Tax (expense) benefit
	$7,378	$(1,721)	Net of tax
(a)	These items are included in the components of net periodic benefit cost for our pension and post-retirement benefit plans. See Note 13 for additional details.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the Pension Plans as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Change in benefit obligation
Benefit obligation at the beginning of the year	$538,968	$744,463
Interest cost	29,150	22,273
Actuarial loss (gain)	16,254	(197,697)
Benefits paid	(27,927)	(30,071)
Plan settlement	(41,643)	—
Benefit obligation at the end of the year	$514,802	$538,968

(In thousands)	2023	2022
Change in plan assets
Fair value of plan assets at the beginning of the year	$464,757	$617,540
Employer contributions	255	10,055
Actual return on plan assets	29,363	(132,767)
Benefits paid	(27,927)	(30,071)
Plan settlement	(41,643)	—
Fair value of plan assets at the end of the year	$424,805	$464,757
Funded status at year end	$(89,997)	$(74,211)

In the year ended December 31, 2023, the actuarial loss on the benefit obligation was primarily due to a decrease in the discount rate. In the year ended December 31, 2022, the actuarial gain on the benefit obligation was primarily due to an increase in the discount rate.

Amounts recognized in the consolidated balance sheets at December 31, 2023 and 2022 consisted of:

(In thousands)	2023	2022
Current liabilities	$(235)	$(236)
Long-term liabilities	$(89,762)	$(73,975)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2023 and 2022 consisted of:

(In thousands)	2023	2022
Unamortized prior service cost	$563	$685
Unamortized net actuarial loss	72,432	61,193
	$72,995	$61,878

The following table summarizes the components of net periodic pension cost (benefit) recognized in the consolidated statements of operations for the plans for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Interest cost	$29,150	$22,273	$22,758
Expected return on plan assets	(31,023)	(36,535)	(36,997)
Amortization of:
Net actuarial loss	273	730	2,309
Prior service cost	122	123	122
Plan settlement	6,402	—	5,864
Net periodic pension cost (benefit)	$4,924	$(13,409)	$(5,944)

The components of net periodic pension cost (benefit) are included in other, net within other income (expense) in the consolidated statements of operations.

In 2023 and 2021, we purchased a group annuity contract to transfer the pension benefit obligations and annuity administration for a select group of retirees or their beneficiaries to an annuity provider. Upon issuance of the group annuity contract, the pension benefit obligation of $41.6 million for approximately 320 participants was irrevocably transferred to the annuity provider in 2023. In 2021, the pension benefit obligation of $47.1 million for approximately 400 participants was irrevocably transferred to the annuity provider.  The purchase of the group annuity contracts was funded directly by the assets of the Pension Plans. During the years ended December 31, 2023 and 2021, we recognized a pension settlement charge of $6.4 million and $5.9 million, respectively, as a result of the transfer of the pension liability to the annuity provider and other lump sum payments made during the year.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2023 and 2022:

(In thousands)	2023	2022
Actuarial loss (gain), net	$17,914	$(28,395)
Recognized actuarial loss	(273)	(730)
Recognized prior service cost	(122)	(123)
Plan settlement	(6,402)	—
Total amount recognized in other comprehensive loss, before tax effects	$11,117	$(29,248)

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Discount rate - net periodic benefit cost	5.65%	3.05%	2.81%
Discount rate - benefit obligation	5.34%	5.63%	3.05%
Expected long-term rate of return on plan assets	7.00%	6.00%	6.00%
Rate of compensation/salary increase	N/A	N/A	N/A %
Interest crediting rate for cash balance plans	4.75%	4.00%	2.00%

Other Non-Qualified Deferred Compensation Agreements

We also are liable for deferred compensation agreements with former members of the board of directors and certain other former employees of acquired companies.  Depending on the plan, benefits are payable in monthly or annual installments for a period of time based on the terms of the agreement which range from five years up to the life of the participant or to the beneficiary upon death of the participant and may begin as early as age 55. Participants accrue no new benefits as these plans had previously been frozen.  Payments related to the deferred compensation agreements totaled approximately $0.1 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.  The net present value of the remaining obligations was approximately $0.4 million and $0.5 million at December 31, 2023 and 2022, respectively, and is included in pension and post-retirement benefit obligations in the accompanying balance sheets.

We also maintain 22 life insurance policies on certain of the participating former directors and employees.  We did not recognize any life insurance proceeds in 2023 and 2022. The excess of the cash surrender value of the remaining life insurance policies over the notes payable balances related to these policies is determined by an independent consultant, and totaled $2.9 million and $2.8 million at December 31, 2023 and 2022, respectively. These amounts are included in investments in the accompanying consolidated balance sheets.  Cash principal payments for the policies and any proceeds from the policies are classified as operating activities in the consolidated statements of cash flows.  The aggregate death benefit payment payable under these policies totaled $6.4 million and $6.3 million as of December 31, 2023 and 2022, respectively.

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

The following tables summarize the change in benefit obligation, plan assets and funded status of the post-retirement benefit obligations as of December 31, 2023 and 2022:

(In thousands)	2023	2022
Change in benefit obligation
Benefit obligation at the beginning of the year	$56,223	$96,434
Service cost	65	658
Interest cost	2,939	2,593
Plan participant contributions	80	447
Actuarial loss (gain)	2,708	(36,567)
Benefits paid	(7,021)	(7,342)
Plan amendments	(815)	—
Benefit obligation at the end of the year	$54,179	$56,223

(In thousands)	2023	2022
Change in plan assets
Fair value of plan assets at the beginning of the year	$2,693	$3,546
Employer contributions	6,941	6,894
Plan participant’s contributions	80	447
Actual return on plan assets	110	(852)
Benefits paid	(7,021)	(7,342)
Fair value of plan assets at the end of the year	$2,803	$2,693
Funded status at year end	$(51,376)	$(53,530)

In the year ended December 31, 2023, the actuarial loss on the benefit obligation was primarily due to a decrease in the discount rate and changes to the demographic experience. In the year ended December 31, 2022, the actuarial gain on the benefit obligation was primarily due to the underwriting gain and an increase in the discount rate.

Amounts recognized in the consolidated balance sheets at December 31, 2023 and 2022 consist of:

(In thousands)	2023	2022
Current liabilities	$(3,933)	$(4,328)
Long-term liabilities	$(47,443)	$(49,202)

Amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2023 and 2022 consist of:

(In thousands)	2023	2022
Unamortized prior service credit	$(2,129)	$(1,965)
Unamortized net actuarial gain	(30,597)	(39,103)
	$(32,726)	$(41,068)

The following table summarizes the components of the net periodic costs for post-retirement benefits for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Service cost	$65	$658	$649
Interest cost	2,939	2,593	2,579
Expected return on plan assets	(188)	(213)	(200)
Amortization of:
Net actuarial gain	(5,720)	(984)	—
Prior service credit	(651)	(900)	(901)
Net periodic postretirement benefit cost	$(3,555)	$1,154	$2,127

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the consolidated statements of operations.

The following table summarizes other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, during 2023 and 2022:

(In thousands)	2023	2022
Actuarial loss (gain), net	$2,786	$(35,502)
Recognized actuarial gain	5,720	984
Prior service credit	(815)	—
Recognized prior service credit	651	900
Total amount recognized in other comprehensive loss, before tax effects	$8,342	$(33,618)

The weighted-average assumptions used to determine the projected benefit obligations and net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Discount rate - net periodic benefit cost	5.64%	2.94%	2.57%
Discount rate - benefit obligation	5.40%	5.64%	2.93%
Rate of compensation/salary increase	2.50%	2.50%	2.50%

For purposes of determining the cost and obligation for post-retirement medical benefits, a 6.50% healthcare cost trend rate was assumed for the plan in 2023, declining to the ultimate trend rate of 5.00% in 2030.

Plan Assets

Our investment strategy is designed to provide a stable environment to earn a rate of return over time to satisfy the benefit obligations and minimize the reliance on contributions as a source of benefit security.  The objectives are based on a long-term (5 to 15 year) investment horizon, so that interim fluctuations should be viewed with appropriate perspective.  The diversification of assets will be employed to minimize the risk of large losses and to achieve the greatest return for the pension plans consistent with a prudent level of risk.

The asset return objective is to achieve, as a minimum over time, the passively managed return earned by managed index funds, weighted in the proportions outlined by the asset class exposures identified in the pension plan’s strategic allocation. We update our long-term, strategic asset allocations every few years to ensure they are in line with our fund objectives.  At December 31, 2023, the target allocation of the Pension Plan assets is approximately 70 - 90% in return seeking assets consisting primarily of equity and fixed income funds with the remainder in hedge funds.  Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility or to gain desired exposure to various markets and return drivers.  Currently, we believe that there are no significant concentrations of risk associated with the Pension Plan assets.

The following is a description of the valuation methodologies for assets measured at fair value utilizing the fair value hierarchy discussed in Note 1, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The fair value measurements used to value our plan assets as of December 31, 2023 were generated by using market transactions involving identical or comparable assets.  There were no changes in the valuation techniques used during 2023.

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

The fair values of our assets for our defined benefit pension plans at December 31, 2023 and 2022, by asset category were as follows:

		As of December 31, 2023
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5	$5	$—	$—
Equities:
Stocks:
U.S. common stocks	21	21	—	—
International stocks	2	2	—	—
Total plan assets in the fair value hierarchy	28	$28	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	5,644
Equities:
Global	150,377
Real estate	74,453
Fixed Income	142,221
Hedge Funds	52,082
Total plan assets	$424,805

		As of December 31, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$38	$38	$—	$—
Equities:
Stocks:
U.S. common stocks	21	21	—	—
International stocks	2	2	—	—
Total plan assets in the fair value hierarchy	61	$61	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	4,739
Equities:
Global	154,626
Real estate	96,641
Fixed Income	137,174
Hedge Funds	71,519
Other liabilities (3)	(3)
Total plan assets	$464,757

(1)	Certain investments that are measured at fair value using NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
(2)	Short-term investments include an investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper, U.S. government obligations and variable rate securities with maturities less than one year.

(3)	Other liabilities include net amount due from pending securities purchased and sold.

The fair values of our assets for our post-retirement benefit plans at December 31, 2023 and 2022 were as follows:

As of
December 31,
(In thousands)	2023
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	$38
Equities:
Global	1,023
Real estate	506
Fixed Income	968
Hedge Funds	355
Total plan assets	2,890
Benefit payments payable	(87)
Net plan assets	$2,803

		As of December 31, 2022
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1	$1	$—	$—
Common Collective Trusts measured at NAV: (1)
Short-term investments (2)	28
Equities:
Global	917
Real estate	573
Fixed Income	814
Hedge Funds	425
Total plan assets	2,758
Benefit payments payable	(65)
Net plan assets	$2,693

(1)	Certain investments that are measured at fair value using NAV per share as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the total plan assets.
(2)	Short-term investments include investment in a common collective trust which is principally comprised of certificates of deposit, commercial paper and U.S. government obligations with maturities less than one year.

Cash Flows

Contributions

Our funding policy is to contribute annually an actuarially determined amount necessary to meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year.  ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions to provide funding relief for employers. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We intend to use our current pre-funded balance to satisfy the minimum contribution requirements until the balance is exhausted, which is expected to occur in late 2024. In 2023, no pension contributions were required under the ARPA minimum required contributions. We expect to contribute between approximately $0.2 million to $0.5 million to our Pension Plans and $5.7 million to our other post-retirement plans in 2024.

Estimated Future Benefit Payments

As of December 31, 2023, benefit payments expected to be paid over the next ten years are outlined in the following table:

		Other
	Pension	Post-retirement
(In thousands)	Plans	Plans
2024	$31,195	$5,673
2025	32,150	5,074
2026	33,082	4,667
2027	34,063	4,347
2028	34,876	4,064
2029 - 2033	177,516	18,648

Defined Contribution Plans

We offer defined contribution 401(k) plans to substantially all of our employees.  Contributions made under the defined contribution plans include a match, at the Company’s discretion, of employee contributions to the plans.  We recognized expense with respect to these plans of $16.3 million, $15.8 million and $15.6 million in 2023, 2022 and 2021, respectively.

14.INCOME TAXES

Income tax expense (benefit) consists of the following components:

	For the Year Ended
(In thousands)	2023	2022	2021
Current:
Federal	$303	$199	$305
State	4,182	830	470
Total current expense	4,485	1,029	775

Deferred:
Federal	(46,740)	(20,983)	(3,921)
State	(9,352)	(7,104)	14
Total deferred expense (benefit)	(56,092)	(28,087)	(3,907)
Total income tax expense (benefit)	$(51,607)	$(27,058)	$(3,132)

The following is a reconciliation of the federal statutory tax rate to the effective tax rate for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended
(In percentages)	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.1	5.3	4.7
Searchlight investment	—	—	(23.3)
Other permanent differences	(0.5)	(0.7)	(0.4)
Change in deferred tax rate	—	1.5	0.2
Valuation allowance	(0.7)	(0.3)	(1.2)
Provision to return	(1.2)	0.1	1.9
Non deductible goodwill	(6.8)	(13.4)	(1.0)
Other	0.2	(0.3)	0.3
	17.1%	13.2%	2.2%

Deferred Taxes

The components of the net deferred tax liability are as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Non-current deferred tax assets:
Reserve for uncollectible accounts	$3,558	$3,032
Accrued vacation pay deducted when paid	4,350	4,501
Accrued expenses and deferred revenue	12,456	15,458
Net operating loss carryforwards	124,282	71,576
Excess interest carryforward	58,954	19,580
Pension and postretirement obligations	37,619	34,083
Share-based compensation	1,737	2,347
Derivative instruments	634	(1,815)
Tax credit carryforwards	1,010	4,282
	244,600	153,044
Valuation allowance	(7,805)	(8,379)
Net non-current deferred tax assets	236,795	144,665

Non-current deferred tax liabilities:
Goodwill and other intangibles	(27,316)	(36,384)
Partnership investments	270	271
Property, plant and equipment	(416,491)	(377,886)
Financing costs	(3,895)	(4,976)
Other	(11)	1
	(447,443)	(418,974)
Net non-current deferred taxes	$(210,648)	$(274,309)

As a result of the Washington transaction in 2023 and the Kansas City and Ohio transactions in 2022, we recorded an increase of $20.3 million and $27.4 million to our current tax expense in 2023 and 2022, respectively, related to the write-down of noncash goodwill included in the transactions that is not deductible for tax purposes.

In connection to the sale of our five limited wireless partnership interests to Cellco in 2022, we recognized a taxable gain of approximately $479.9 million. For federal income tax purposes, we utilized our available net operating loss carry forwards to offset our 2022 taxable income, which was inclusive of the taxable gain.  For state income tax purposes, state tax liabilities were approximately $11.2 million.  The financial results of the limited partnership interests have been classified as discontinued operations in our consolidated financial statements for all prior periods presented. Refer to Note 6 for additional information on the transaction and the partnership interests.

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

Consolidated and its wholly owned subsidiaries, which file a consolidated federal income tax return, estimates it has available federal NOL carryforwards as of December 31, 2023 of $521.7 million and related deferred tax assets of $109.6 million.  The federal NOL carryforwards for tax years beginning after December 31, 2017 of $381.6 million and related deferred tax assets of $80.1 million can be carried forward indefinitely.  The federal NOL carryforwards for the tax years prior to December 31, 2017 of $140.0 million and related deferred tax assets of $29.4 million expire in 2030 to 2035.

ETFL, a nonconsolidated subsidiary for federal income tax return purposes, estimates it has available NOL carryforwards as of December 31, 2023 of $0.2 million and related deferred tax assets of less than $0.1 million. ETFL’s federal NOL carryforwards are for the tax years prior to December 31, 2017 and expire in 2024.

We estimate that we have available state NOL carryforwards as of December 31, 2023 of $534.3 million and related deferred tax assets of $19.3 million. The state NOL carryforwards expire from 2024 to 2043. Management believes that it is more likely than not that we will not be able to realize state NOL carryforwards of $112.8 million and related deferred tax asset of $7.8 million and has placed a valuation allowance on this amount.  The related NOL carryforwards expire from 2024 to 2043.  If or when recognized, the tax benefits related to any reversal of the valuation allowance will be accounted for as a reduction of income tax expense.

We estimate that we have available state tax credit carryforwards as of December 31, 2023 of $1.3 million and related deferred tax assets of $1.0 million. The state tax credit carryforwards are limited annually and expire from 2027 to 2033.

Unrecognized Tax Benefits

Under the accounting guidance applicable to uncertainty in income taxes, we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns as well as all open tax years in these jurisdictions. Our unrecognized tax benefits as of December 31, 2023 and 2022 were $4.9 million. There were no material effects on the Company’s effective tax rate. The net amount of unrecognized benefits that, if recognized, would result in an impact to the effective rate is $4.7 million for each of the years ended December 31, 2023 and 2022.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively.  As of December 31, 2023 and 2022, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2020 through 2022.  The periods subject to examination for our state returns are years 2019 through 2022.  In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company’s NOL carryovers from those prior years are utilized in the future.  We are currently under examination by state taxing authorities.  We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

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

As of December 31, 2023, future minimum contractual obligations and the estimated timing and effect the obligations will have on our liquidity and cash flows in future periods are as follows:

	Minimum Annual Contractual Obligations
(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Service and support agreements (1)	$18,559	$12,525	$2,713	$812	$820	$505	$35,934
Transport and data connectivity	7,388	1,950	1,835	1,846	1,828	34	14,881
Capital expenditures (2)	26,745	—	—	—	—	—	26,745
Other operating agreements (3)	2,984	1,808	1,278	654	620	1,717	9,061
Total	$55,676	$16,283	$5,826	$3,312	$3,268	$2,256	$86,621

(1)	We have entered into service and maintenance agreements to support various computer hardware and software applications and certain equipment.
(2)	We have binding commitments with numerous suppliers for future capital expenditures.

(3)	We have entered into various non-cancelable rental agreements for certain facilities and equipment used in our operations.

Litigation, Regulatory Proceedings and Other Contingencies

From time to time we may be involved in litigation that we believe is of the type common to companies in our industry, including regulatory issues. While the outcome of the claims described below cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse impact on our financial statements

Gross Receipts Tax

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

Tax liabilities calculated by the DOR for CCPA and CCES for tax years 2010 (CCPA) and 2014 through 2022 (CCPA and CCES) are approximately $5.3 million and $2.6 million, respectively. Based on the initial settlement offers for the tax years 2008 through 2013, which were subsequently settled in 2019 for $2.1 million, including interest,  and the Company’s best estimate of the potential additional tax liabilities for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2022 (CCPA and CCES), we have reserved $0.9 million and $2.3 million, including interest, for our CCPA and CCES subsidiaries, respectively.  We expect the filings for the tax years 2014 through 2022 to be settled at a later date similar to the initial settlement. While we continue to believe a settlement of all remaining disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

Pole Sale

On December 30, 2020, the Company reached an agreement to sell to Public Service Company of New Hampshire d/b/a Eversource Energy (“Eversource”) its joint ownership interest in approximately 343,000 poles and its sole ownership interest in approximately 3,800 poles located in the Eversource electric service area. The agreement also included the settlement of all vegetation maintenance costs disputed between the Company and Eversource through December 2020. The Company recognized a net loss of $1.9 million during the quarter ended December 31, 2020 associated with the execution of this agreement. Upon the closing of the sale, the Company would become a tenant on the poles and pay pole attachment fees to Eversource. The Company would also no longer have any future obligations associated with vegetation maintenance. The purchase and sale transaction required regulatory approval by the New Hampshire Public Utilities Commission (“NHPUC”) and was submitted for approval by the parties in 2021. Formal hearings on the transaction concluded in May 2022. The NHPUC issued its order on November 18, 2022. The New England Cable and Telecommunications Alliance filed a motion for reconsideration and both parties filed a motion for clarification. During the quarter ended December 31, 2022, the Company recorded an additional loss on the proposed sale of $8.3 million as a result of the November 18, 2022 NHPUC order which included certain adjustments to components of the purchase price and expense allocations between Eversource and the Company. The Company also increased its estimated closing costs necessary to complete the sale. The sale of the poles closed on May 1, 2023. During the year ended December 31, 2023, we recognized an additional loss on the sale of $4.2 million.

16.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
2023	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
Net revenues	$276,126	$275,162	$283,654	$275,178
Operating loss	$(18,099)	$(95,047)	$(31,878)	$(13,154)
Loss from continuing operations	$(36,961)	$(108,092)	$(57,720)	$(47,285)
Discontinued operations, net of tax	$—	$—	$—	$—
Net loss attributable to common stockholders	$(47,691)	$(118,957)	$(69,162)	$(58,614)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.42)	$(1.05)	$(0.61)	$(0.52)
Income from discontinued operations	—	—	—	—
Net loss per common share attributable to common shareholders - basic and diluted	$(0.42)	$(1.05)	$(0.61)	$(0.52)

	Quarter Ended
2022	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
Net revenues	$300,278	$298,390	$296,619	$295,976
Operating income (loss)	$(107,742)	$14,449	$20,852	$(20,721)
Loss from continuing operations	$(119,096)	$(10,591)	$(7,257)	$(40,760)
Discontinued operations, net of tax	$3,547	$9,079	$299,934	$5,793
Net income (loss) attributable to common stockholders	$(125,262)	$(11,517)	$282,250	$(45,490)

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.15)	$(0.18)	$(0.15)	$(0.46)
Income from discontinued operations	0.03	0.08	2.60	0.05
Net income (loss) per common share attributable to common shareholders - basic and diluted	$(1.12)	$(0.10)	$2.45	$(0.41)

During the quarter ended December 31, 2023, we purchased a group annuity contract to transfer the pension benefit obligations and annuity administration for a select group of retirees or their beneficiaries to an annuity provider. As a result of the transfer of the pension liability to the annuity provider, we recognized a non-cash pension settlement charge of $6.4 million during the quarter ended December 31, 2023.

In connection with the merger agreement entered into with Searchlight in October 2023, we incurred transaction costs, consisting of legal and professional fees, of $11.8 million during the quarter ended December 31, 2023.

In connection with the sale of the Kansas City operations, as discussed in Note 5, we recognized a gain on the sale of $3.1 million and a loss on the sale of $16.8 million during the quarters ended December 31, 2023 and December 31, 2022, respectively, as a result of purchase price adjustments and changes in working capital and estimated selling costs during the periods.

As discussed in Note 15, we recognized a loss of $8.3 million related to the proposed sale of certain utility poles during the quarter ended December 31, 2022.