Form 10-Q
period 2024-03-31
Consolidated Communications Holdings, Inc.
filed 2024-05-07
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes No X

On April 30, 2024, the registrant had 118,429,666 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Net revenues	$274,675	$276,126

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	113,459	131,938
Selling, general and administrative expenses	83,955	81,284
Transaction costs	2,925	—
Loss on disposal of assets	—	3,304
Depreciation and amortization	80,633	77,699
Loss from operations	(6,297)	(18,099)

Other income (expense):
Interest expense, net of interest income	(42,451)	(33,860)
Other, net	1,593	2,758
Loss before income taxes	(47,155)	(49,201)

Income tax benefit	(11,772)	(12,240)

Net loss	(35,383)	(36,961)
Less: dividends on Series A preferred stock	11,687	10,587
Less: net income attributable to noncontrolling interest	113	143
Net loss attributable to common shareholders	$(47,183)	$(47,691)

Net loss per basic and diluted common shares attributable to common shareholders	$(0.41)	$(0.42)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(35,383)	$(36,961)
Pension and post-retirement obligations:
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax	(455)	(999)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	7,940	(34)
Reclassification of realized gain to earnings, net of tax	(1,304)	(1,979)
Comprehensive loss	(29,202)	(39,973)
Less: comprehensive income attributable to noncontrolling interest	113	143
Total comprehensive loss attributable to common shareholders	$(29,315)	$(40,116)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$7,363	$4,765
Accounts receivable, net of allowance for credit losses	109,353	121,194
Income tax receivable	3,070	2,880
Prepaid expenses and other current assets	62,738	56,843
Assets held for sale	70,971	70,473
Total current assets	253,495	256,155

Property, plant and equipment, net	2,461,004	2,449,009
Investments	8,648	8,887
Goodwill	814,624	814,624
Customer relationships, net	14,543	18,616
Other intangible assets	10,557	10,557
Other assets	79,371	70,578
Total assets	$3,642,242	$3,628,426

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,529	$60,073
Advance billings and customer deposits	48,579	44,478
Accrued compensation	47,901	58,151
Accrued interest	36,275	18,694
Accrued expense	96,750	114,022
Current portion of long-term debt and finance lease obligations	19,234	18,425
Liabilities held for sale	3,147	3,402
Total current liabilities	272,415	317,245

Long-term debt and finance lease obligations	2,234,667	2,134,916
Deferred income taxes	201,047	210,648
Pension and other post-retirement obligations	136,460	137,616
Other long-term liabilities	46,298	48,637
Total liabilities	2,890,887	2,849,062

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 434,266 shares outstanding as of March 31, 2024 and December 31, 2023; liquidation preference of $532,643 and $520,957 as of March 31, 2024 and December 31, 2023, respectively	384,277	372,590

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized, 118,429,666 and 116,172,568 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	1,184	1,162
Additional paid-in capital	671,241	681,757
Retained earnings (accumulated deficit)	(297,876)	(262,380)
Accumulated other comprehensive loss, net	(15,691)	(21,872)
Noncontrolling interest	8,220	8,107
Total shareholders’ equity	367,078	406,774
Total liabilities, mezzanine equity and shareholders’ equity	$3,642,242	$3,628,426

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2022	456	$328,680	115,167	$1,152	$720,442	$(11,866)	$(610)	$7,651	$716,769
Shares issued under employee plan, net of forfeitures	—	—	1,738	17	(17)	—	—	—	—
Series A preferred stock issued	21	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	10,587	—	—	(10,587)	—	—	—	(10,587)
Non-cash, share-based compensation	—	—	—	—	799	—	—	—	799
Purchase and retirement of common stock	—	—	(256)	(2)	(1,034)	—	—	—	(1,036)
Other comprehensive income	—	—	—	—	—	—	(3,012)	—	(3,012)
Net income (loss)	—	—	—	—	—	(37,104)	—	143	(36,961)
Balance at March 31, 2023	477	$339,267	116,649	$1,167	$709,603	$(48,970)	$(3,622)	$7,794	$665,972

Balance at December 31, 2023	434	$372,590	116,172	$1,162	$681,757	$(262,380)	$(21,872)	$8,107	$406,774
Shares issued under employee plan, net of forfeitures	—	—	2,368	23	(23)	—	—	—	—
Accrued Series A preferred stock liquidation preference as paid-in-kind dividends	—	11,687	—	—	(11,687)	—	—	—	(11,687)
Non-cash, share-based compensation	—	—	—	—	1,681	—	—	—	1,681
Purchase and retirement of common stock	—	—	(111)	(1)	(487)	—	—	—	(488)
Other comprehensive loss	—	—	—	—	—	—	6,181	—	6,181
Net income (loss)	—	—	—	—	—	(35,496)	—	113	(35,383)
Balance at March 31, 2024	434	$384,277	118,429	$1,184	$671,241	$(297,876)	$(15,691)	$8,220	$367,078

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,383)	$(36,961)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,633	77,699
Deferred income tax expense (benefit)	(11,791)	5,604
Pension and post-retirement contributions in excess of expense	(1,702)	(2,861)
Stock-based compensation expense	1,681	799
Amortization of deferred financing costs and discounts	1,957	1,847
Loss on disposal of assets	—	3,304
Other, net	(1,283)	(418)
Changes in operating assets and liabilities:
Accounts receivable, net	11,696	10,110
Income tax receivable	(190)	(17,835)
Prepaid expenses and other assets	(8,811)	(6,691)
Accounts payable	(25,976)	11,976
Accrued expenses and other liabilities	(5,161)	8,513
Net cash provided by operating activities	5,670	55,086

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(98,032)	(130,826)
Proceeds from sale and maturity of investments	714	1,623
Proceeds from sale of assets	76	292
Net cash used in investing activities	(97,242)	(128,911)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	100,000	—
Payment of finance lease obligations	(4,837)	(3,114)
Payment of financing costs	(504)	—
Share repurchases for minimum tax withholding	(489)	(1,036)
Net cash provided by (used in) financing activities	94,170	(4,150)
Change in cash and cash equivalents	2,598	(77,975)
Cash and cash equivalents at beginning of period	4,765	325,852
Cash and cash equivalents at end of period	$7,363	$247,877

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

Leveraging our advanced fiber network spanning approximately 61,000 fiber route miles, we offer residential high-speed Internet, video, phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, comprehensive income (loss), mezzanine equity and shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States (“US GAAP” or “GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such SEC rules and regulations and accounting principles applicable for interim periods.  Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying condensed consolidated financial statements through the date of issuance.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Interim results are not necessarily indicative of results for a full year.  The information presented in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the accompanying notes to the financial statements (“Notes”) thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

Recent Developments

Merger Agreement

On October 15, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor Holdings LLC, a Delaware limited liability company (“Parent”) affiliated with certain funds managed by affiliates of Searchlight Capital Partners, L.P. (“Searchlight”), and Condor Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly owned subsidiary of an affiliate of Searchlight. British Columbia Investment Management Corporation (“BCI”) and certain affiliates of Searchlight have committed to provide equity financing to Parent to fund the transactions contemplated by the Merger Agreement. Searchlight is currently the beneficial owner of approximately 33% of the Company’s outstanding shares of common stock and is the holder of 100% of the Company’s outstanding Series A perpetual preferred stock. Refer to Note 4 for a more complete discussion of the strategic investment with Searchlight. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than shares of the Company’s common stock (i) held directly or indirectly by Parent, Merger Sub or any subsidiary of the Company, (ii) held by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to $4.70 per share, without interest (the “Merger Consideration”), subject to any withholding of taxes required by applicable law. In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, (i) Company restricted share awards (“Company RSAs”) held by non-employee directors or by certain affiliates of Searchlight will vest and be canceled in exchange for the Merger Consideration and (ii) all other Company RSAs will be converted into restricted cash awards based on the Merger Consideration and subject to the same terms and conditions, including time-

and performance-based vesting conditions, as the corresponding Company RSA (except that the relative total shareholder return modifier shall be deemed to be achieved at the target level).

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

The following table summarizes the activity in ACL for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Balance at beginning of year	$13,469	$11,470
Provision charged to expense	2,033	2,040
Write-offs, less recoveries	(1,783)	(1,523)
Balance at end of year	$13,719	$11,987

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update No. 2023-07 (“ASU 2023-07”), Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The new guidance is effective on retrospective basis for financial statements issued for annual periods beginning after December 15, 2023 with early adoption permitted. We are currently evaluating the impact this update will have on our related disclosures.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$79,882	$67,961
Voice services	28,336	32,263
Video services	6,626	9,594
	114,844	109,818
Commercial:
Data services (includes VoIP)	54,681	53,134
Voice services	30,711	32,631
Other	8,964	9,756
	94,356	95,521
Carrier:
Data and transport services	31,048	32,923
Voice services	3,794	4,367
Other	235	350
	35,077	37,640
Subsidies	6,806	7,036
Network access	22,468	24,444
Other products and services	1,124	1,667
Total operating revenues	$274,675	$276,126

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	March 31,
(In thousands)	2024	2023
Accounts receivable, net	$109,353	$108,471
Contract assets	42,315	26,556
Contract liabilities	61,325	57,787

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions and certain contract fulfillment costs. These costs are deferred and amortized over the expected customer life. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the three-month periods ended March 31, 2024 and 2023, the Company recognized expense of $4.0 million and $3.5 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the three months ended March 31, 2024 and 2023, the Company recognized previously deferred revenues of $113.6 million and $110.7 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of March 31, 2024.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2024	2023
Net loss	$(35,383)	$(36,961)
Less: dividends on Series A preferred stock	11,687	10,587
Less: net income attributable to noncontrolling interest	113	143
Loss attributable to common shareholders before allocation of earnings to participating securities	(47,183)	(47,691)
Less: earnings allocated to participating securities	—	—
Loss attributable to common shareholders, after earnings allocated to participating securities	$(47,183)	$(47,691)

Weighted-average number of common shares outstanding	114,134	112,939

Net loss per common share attributable to common shareholders - basic and diluted	$(0.41)	$(0.42)

Diluted EPS attributable to common shareholders for the three months ended March 31, 2024 and 2023 excludes 2.6 million and 2.5 million potential common shares related to our share-based compensation plan, respectively, because the inclusion of the potential common shares would have an antidilutive effect.

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

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of March 31, 2024 and December 31, 2023, the total shares of common stock issued to Searchlight represent approximately 33% and 34% of the Company’s outstanding common stock, respectively.

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

With the strategic investment from Searchlight, we have enhanced our fiber infrastructure and accelerated the investment in our network, which will include the upgrade of approximately 1.6 million passings across select service areas to enable multi-Gig capable services to these homes and small businesses. Our fiber build plan includes the upgrade of approximately 150,000 homes and small businesses in 2024.

5.  DIVESTITURES

Washington Operations

On July 10, 2023, we entered into a definitive agreement to sell all of the issued and outstanding stock of our business located in Washington, Consolidated Communications of Comerco Company (“CCCC”), which directly owns all of the issued and outstanding shares of Consolidated Communications of Washington Company (“CCWC” and together with CCCC”, the “Washington operations”), for gross cash proceeds of approximately $73.0 million, subject to customary working capital adjustments and other post-closing purchase price adjustments. The sale closed on May 1, 2024. The sale of the Washington operations aligns with our ongoing strategic asset review and focus on our fiber expansion plans in our core broadband regions.

At March 31, 2024 and December 31, 2023, the major classes of assets and liabilities to be sold were classified as held for sale in the condensed consolidated balance sheets and consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Current assets	$1,292	$1,208
Property, plant and equipment	30,839	30,581
Goodwill	114,946	114,946
Other long-term assets	1,649	1,493
Impairment to net realizable value	(77,755)	(77,755)
Total assets	$70,971	$70,473

Current liabilities	$2,007	$2,196
Other long-term liabilities	1,140	1,206
Total liabilities	$3,147	$3,402

During the three months ended June 30, 2023, the carrying value of the net assets to be sold were reduced to their estimated fair value, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy. As a result, we recognized an impairment loss of $77.8 million during the three months ended June 30, 2023.

Kansas City Operations

On March 2, 2022, we entered into a definitive agreement to sell substantially all the assets of our business located in the Kansas City market (the “Kansas City operations”). The Kansas City operations provide data, voice and video services to customers within the Kansas City metropolitan area and surrounding counties. The sale closed on November 30, 2022 for gross cash proceeds of $82.1 million, subject to the finalization of certain working capital and other post-closing purchase price adjustments. During the three months ended March 31, 2023, we recognized an additional loss on sale of $2.1 million as a result of expected purchase price adjustments and changes in working capital. The loss on the sale of the Kansas City Operations is included in loss on disposal of assets in the condensed consolidated statement of operations.

6.  INVESTMENTS

Our investments are as follows:

	March 31,	December 31,
(In thousands)	2024	2023
Long-term investments:
Cash surrender value of life insurance policies	$3,208	$2,860
CoBank, ACB Stock	5,168	5,755
Other	272	272
	$8,648	$8,887

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

Our interest rate swap agreements measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 were as follows:

As of March 31, 2024
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap assets	$6,567	$—	$6,567	$—

As of December 31, 2023
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(2,421)	$—	$(2,421)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024		As of December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,243,290	$2,034,117	$2,142,858	$1,903,831

Investments

Our investments as of March 31, 2024 and December 31, 2023 accounted for at cost consisted primarily of our investment in CoBank. It is impracticable to determine the fair value of this investment.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements. We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Senior secured credit facility:
Term loans, net of discounts of $6,585 and $7,017 at March 31, 2024 and December 31, 2023, respectively	$993,290	$992,858
Revolving loans	100,000	—
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	400,000
Finance leases	38,347	39,240
	2,281,637	2,182,098
Less: current portion of long-term debt and finance leases	(19,234)	(18,425)
Less: deferred debt issuance costs	(27,736)	(28,757)
Total long-term debt	$2,234,667	$2,134,916

Credit Agreement

On October 2, 2020, the Company, through certain of its wholly-owned subsidiaries, entered into a Credit Agreement with various financial institutions (as amended, the “Credit Agreement”) to replace the Company’s previous credit agreement in its entirety. The Credit Agreement consisted of term loans in an original aggregate amount of $1,250.0 million (the “Term Loans”) and a revolving loan facility of $250.0 million. The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million plus (b) an amount which would not cause its senior secured leverage ratio not to exceed 3.70:1.00 (the “Incremental Facility”). Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.

The Term Loans have a maturity date of October 2, 2027 and bear interest at a rate of 3.50% plus Secured Overnight Financing Rate (“SOFR”) (subject to a 0.75% SOFR floor) plus a SOFR adjustment. As part of the replacement to SOFR-benchmark rates in 2023, borrowings will include an adjustment of 0.11%, 0.26% and 0.43% for borrowings of one, three and six month loans, respectively. On March 18, 2021, the Company repaid $397.0 million of the then outstanding Term Loans with the net proceeds received from the issuance of $400.0 million aggregate principal amount of 5.00% senior secured notes due 2028 (the “5.00% Senior Notes”), as described below. The repayment of the Term Loans was applied to the remaining principal payments in direct order of maturity, thereby eliminating the required quarterly principal payments through the remaining term of the loan.

The revolving credit facility has a maturity date of October 2, 2027 (subject to springing maturity on April 2, 2027 if the Term Loans, as of April 1, 2027, are scheduled to mature earlier than March 31, 2028) and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of March 31, 2024, borrowings of $100.0 million were outstanding under our revolving credit facility. At December 31,

2023, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $38.6 million were outstanding under our revolving credit facility as of March 31, 2024.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility. As of March 31, 2024, $111.4 million was available for borrowing under the revolving credit facility, subject to certain covenants.

As allowed for under the credit agreement under permitted indebtedness, on March 29, 2024, the Company entered into a term sheet to facilitate a loan of up to an aggregate amount of $80.0 million, contingent upon satisfaction of certain conditions including a successful fund raising by the lender.

The weighted-average interest rate on outstanding borrowings under our credit facility was 8.98% and 8.96% as of March 31, 2024 and December 31, 2023, respectively. Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 7.75:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of March 31, 2024, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 6.42:1.00.  As of March 31, 2024, we were in compliance with the Credit Agreement covenants.

On October 15, 2023, the Company entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) to, among other things, increase the maximum consolidated first lien leverage ratio (the “Step-Up”) permitted under the Credit Agreement to (i) 7.75 to 1.00, from October 15, 2023 to and including December 31, 2024, (ii) 7.50 to 1.00, from and including January 1, 2025 to and including March 31, 2025, (iii) 7.25 to 1.00, from and including April 1, 2025 to and including June 30, 2025, (iv) 7.00 to 1.00, from and including July 1, 2025 to and including September 30, 2025, (v) 6.75 to 1.00 from and including October 1, 2025 to and including December 31, 2025, (vi) 6.50 to 1.00, from and including January 1, 2026 to and including March 31, 2026, (vii) 6.25 to 1.00, from and including April 1, 2026 to and including June 30, 2026, (viii) 6.00 to 1.00, from and including July 1, 2026 to and including September 30, 2026, and (ix) 5.85 to 1.00 from and including October 1, 2026 and thereafter (the “Step-Up Period”). While the Step-Up is in effect, the Company will be subject to additional restrictions on its ability to make certain investments and restricted payments (the “Restrictions”). The Step-Up Period and the Restrictions will end and the maximum Consolidated First Lien Leverage Ratio will revert to the levels set forth in the Credit Agreement on the earlier of (a) the Company’s election and (b) August 1, 2025, to the extent $300.0 million in cash proceeds have not been received by the Company from equity contributed to its capital by such date. If the proposed Merger is not completed by August 1, 2025, the increase in the maximum consolidated first lien leverage ratio as permitted in the Fifth Amendment to the Credit Agreement to provide interim financial covenant relief will end and the maximum consolidated first lien leverage ratio will revert to 5.85 to 1.00.

Searchlight Term Loan

On March 21, 2024, the Company, through certain of its wholly-owned subsidiaries, and Searchlight, as lender entered into a Term Loan Agreement (the “Loan Agreement”), which consists of delayed draw term loans in the aggregate amount of $80.0 million (the “Loan”). The Loan Agreement provides us with the ability to borrow the Loan in the event either (a) the aggregate amount of available loans to be drawn under the revolving credit facility is less than $25.0 million or (b) drawing under the revolving credit facility would trigger the financial maintenance covenant thereunder and we would not be in compliance with such covenant on a pro forma basis, in each case subject to the satisfaction of certain other customary conditions.

In the event the Loan is ever drawn, we intend to apply the proceeds from the Loan to directly or indirectly fund capital expenditures for our fiber broadband expansion plan. The Loan Agreement is unsecured and the Loan will mature on April 2, 2027. Drawn amounts on the Loan bear interest at a rate per annum equal to an applicable rate ranging from 12.0% per annum, which applies prior to the date that is 18 months after the initial borrowing date (unless the Merger Agreement is terminated pursuant to the Company’s breach thereof), to the amount required for Searchlight to realize a multiple on invested capital of 1.75x on the Loan, which applies on and after the earlier of (i) the date that the Merger Agreement is terminated pursuant to the Company’s breach thereof and (ii) the date that is 18 months after the initial borrowing date.

The Loan Agreement contains various affirmative, negative, and financial covenants consistent with the Company’s existing credit agreement. The Loan Agreement requires, in the event the Merger Agreement is terminated and any amounts in respect of the Loan remain outstanding, for the Company to maintain a maximum consolidated first lien leverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, nonpayment, material inaccuracy of representations and warranties, violations of covenants, nonpayment of other material debts, certain bankruptcy and liquidations, certain material judgments, and certain events related to the Employee Retirement Income Security Act of 1974, as amended.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contain customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions. The indentures also contain customary events of default.  As of March 31, 2024, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

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

The following interest rate swaps were outstanding as of March 31, 2024:

	Notional
(In thousands)	Amount	2024 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating SOFR	$500,000	Other long-term assets	$6,567

Our fixed to 1-month floating SOFR interest rate swap agreements, which became effective July 31, 2023, have a fixed rate of 3.941% and mature on September 30, 2026.

The following interest rate swaps were outstanding as of December 31, 2023:

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

As of March 31, 2024 and December 31, 2023, the total pre-tax unrealized gain (loss) related to our interest rate swap agreements included in AOCI was $6.6 million and $(2.4) million, respectively.  From the balance in AOCI as of March 31, 2024, we expect to recognize a gain of approximately $5.0 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Unrealized gain (loss) recognized in AOCI, pretax	$10,755	$(47)
Deferred gain reclassified from AOCI to interest expense	$1,767	$2,678

10. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements. These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material. Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification. During the three months ended March 31, 2024 and 2023, we did not enter into any such arrangements.

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

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. As of December 31, 2023, the liquidation preference of the Series A Preferred Stock was $521.0 million, which included accrued and unpaid dividends of $22.4 million. On January 2, 2024, the Company paid dividends in-kind of $22.5 million. As of March 31, 2024, the liquidation preference of the Series A Preferred Stock was $532.6 million, which includes accrued and unpaid dividends of $11.6 million. Searchlight is the sole holder of all of the issued and outstanding shares of the Company’s Series A Preferred Stock. The Company intends to exercise the paid-in-kind dividend option on the Series A Preferred Stock through at least 2025.

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

The following table summarizes total compensation costs recognized for share-based payments during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Restricted stock	$939	$923
Performance shares	742	(124)
Total	$1,681	$799

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2024, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $21.1 million and will be recognized over a weighted-average period of approximately 1.8 years.

The following table summarizes the RSA and PSA activity for the three-month period ended March 31, 2024:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2023	1,491,997	$3.78	690,822	$7.28
Shares granted	2,025,439	$4.31	437,368	$3.02
Shares vested	—	$—	(310,520)	$8.60
Shares forfeited, cancelled or retired	(33,784)	$3.93	(60,882)	$7.82
Non-vested shares outstanding - March 31, 2024	3,483,652	$4.08	756,788	$4.23

At March 31, 2024, we had 2.4 million PSAs outstanding for which performance condition achievement has not yet been determined, with a weighted average grant date fair value of $3.89. The PSAs are earned upon the achievement of predetermined goals over the performance periods, which range from one to three years. Depending on performance, a number of shares equal to 0% to 150% of the target PSAs outstanding as of March 31, 2024 may be issued as restricted stock once the performance periods are completed.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the three-month period ended March 31, 2024:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2023	$(20,084)	$(1,788)	$(21,872)
Other comprehensive gain (loss) before reclassifications	—	7,940	7,940
Amounts reclassified from accumulated other comprehensive loss	(455)	(1,304)	(1,759)
Net current period other comprehensive income	(455)	6,636	6,181
Balance at March 31, 2024	$(20,539)	$4,848	$(15,691)

The following table summarizes reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Affected Line Item in the
(In thousands)	2024	2023	Statement of Operations
Amortization of pension and post-retirement items:
Prior service credit	$130	$132	(a)
Actuarial gain	487	1,223	(a)
	617	1,355	Total before tax
	(162)	(356)	Tax expense
	$455	$999	Net of tax

Gain (loss) on cash flow hedges:
Interest rate derivatives	$1,767	$2,678	Interest expense
	(463)	(699)	Tax expense
	$1,304	$1,979	Net of tax

(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 13 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension benefit for our Pension Plans for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Interest cost	$6,671	$7,356
Expected return on plan assets	(6,660)	(7,850)
Net amortization loss	210	72
Net prior service cost amortization	31	31
Net periodic pension cost (benefit)	$252	$(391)

The components of net periodic pension cost (benefit) other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

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

The following table summarizes the components of the net periodic cost for our Post-retirement Plans for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Service cost	$21	$19
Interest cost	693	750
Expected return on plan assets	(46)	(47)
Net amortization gain	(697)	(1,295)
Net prior service credit amortization	(161)	(163)
Net periodic post-retirement benefit cost	$(190)	$(736)

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We elected to participate in the American Rescue Plan Act of 2021 (“ARPA”) beginning with the 2021 plan year.  ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions to provide funding relief for employers. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We intend to use our current pre-funded balance to satisfy the minimum contribution requirements until the balance is exhausted, which is expected to occur in late 2024. We expect to contribute approximately $0.2 million to our Pension Plans and $5.7 million to our Post-retirement Plans in 2024. As of March 31, 2024, we have contributed $1.7 million of the annual contribution to the Post-retirement Plans.

14. INCOME TAXES

Our unrecognized tax benefits as of March 31, 2024 and December 31, 2023 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of March 31, 2024 and December 31, 2023. We do not expect any material change in our unrecognized tax benefits during the remainder of 2024.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of March 31, 2024, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

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

Our effective tax rate was 25.0% and 24.9% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences.

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

Tax liabilities calculated by the DOR for CCPA and CCES for tax years 2010 (CCPA) and 2014 through 2023 (CCPA and CCES) are approximately $5.3 million and $2.6 million, respectively. Based on the initial settlement offers for the tax years 2008 through 2013, which were subsequently settled in 2019 for $2.1 million, including interest,  and the Company’s best estimate of the potential additional tax liabilities for the remaining unsettled tax years 2010 (CCPA) and 2014 through 2023 (CCPA and CCES), we have reserved $1.0 million and $2.7 million, including interest, for our CCPA and CCES subsidiaries, respectively.  We expect the filings for the tax years 2014 through 2023 to be settled at a later date similar to the initial settlement. While we continue to believe a settlement of all remaining disputed claims is possible, we cannot anticipate at this time what the ultimate resolution of these cases will be, nor can we evaluate the likelihood of a favorable or unfavorable outcome or the potential losses (or gains) should such an outcome occur.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Quarterly Report on Form 10-Q, including those relating to the take private transaction, the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions. There are a number of risks, uncertainties, conditions and other important factors that may cause the actual results of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to differ materially from those expressed or implied by these forward-looking statements including: (1) significant competition in all parts of our business and among our customer channels; (2) our ability to adapt to rapid technological changes; (3) shifts in our product mix that may result in a decline in operating profitability; (4) public health threats, including the novel coronavirus (“COVID-19”) pandemic; (5) continued receipt of support from various funds established under federal and state laws; (6) disruptions in our networks and infrastructure and any related service delays or disruptions could cause us to lose customers and incur additional expenses; (7) cyber-attacks may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business; (8) our ability to fund capital expenditures required  for our operations; (9) our ability to obtain and maintain necessary rights-of-way for our networks; (10) our ability to obtain necessary hardware, software and operational support from third-party vendors; (11) the impact of rising video content costs; (12) our ability to enter into new collective bargaining agreements or renew existing agreements; (13) our ability to attract and/or retain certain key management and other personnel in the future; (14) risks associated with acquisitions and the realization of anticipated benefits from such acquisitions; (15) increasing attention to, and evolving expectations for, environmental, social and governance initiatives; (16) the impact of unfavorable changes in financial markets on our pension plan investments; (17) weak economic conditions; (18) the risk that the proposed Merger (as defined herein) may not be completed in a timely manner or at all; (19) the possibility that any or all of the various conditions to the consummation of the proposed Merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); (20) the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed Merger, including in circumstances that would require the Company to pay a termination fee; (21) the effect of the announcement or pendency of the proposed Merger on the Company’s ability to attract, motivate or retain key executives and employees, its ability to maintain relationships with its customers, suppliers and other business counterparties, or its operating results and business generally; (22) risks related to the proposed Merger transaction diverting management’s attention from the Company’s ongoing business operations; (23) the amount of costs, fees and expenses related to the proposed merger transaction; (24) the risk that the Company’s stock price may decline significantly if the proposed Merger is not consummated; (25) the risk of stockholder litigation in connection with the proposed Merger, including resulting expense or delay; and (26) the other risk factors described in Part I, Item 1A of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as updated by our other filings with the Securities and Exchange Commission (the “SEC”). Many of these circumstances are beyond our ability to control or predict.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, undue reliance should not be placed on forward-looking statements, which are based on the information currently available to us and speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three months ended March 31, 2024 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.  We operate an advanced fiber network spanning over 61,000 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, video, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services. We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

We generate the majority of our consolidated operating revenues primarily from monthly subscriptions to our broadband, data and transport services (collectively “broadband services”) marketed to residential and business customers.  As consumer demands for bandwidth continue to increase, our focus is on expanding our fiber broadband services and upgrading data speeds in order to offer a highly competitive fiber product. Our investment in more competitive broadband speeds is critical to our long-term success.  Our strategic investment with Searchlight Capital Partners L.P. (“Searchlight”) combined with the refinancing of our capital structure in 2020 provided us with additional capital that has enabled us to accelerate our fiber expansion plans and provided significant benefits to our consumer, commercial and carrier customers. With this strategic investment, we enhanced our fiber infrastructure and accelerated our investments in high-growth and competitive areas.  By leveraging our existing dense core fiber network and an accelerated build plan, we expect to be able to significantly increase data speeds, expand our multi-Gig coverage and strategically extend our network across our strong existing commercial and carrier footprint to attract more on-net and near-net opportunities. As part of our multi-year fiber expansion plan, we plan to upgrade approximately 1.6 million passings to fiber across select service areas to enable multi-Gig capable services to these homes and small businesses including more than 1 million passings within our northern New England service areas. The ultimate total passings will be dependent upon, amongst other things, our ability to secure Public Private Partnership grant arrangements and other broadband infrastructure funding opportunities.

In 2024, we plan to continue to execute on our multi-year fiber growth plan and transformation from a copper-based telecommunications provider to a fiber broadband provider. Our fiber build plan includes the upgrade of approximately 150,000 homes and small businesses in 2024. During the three months ended March 31, 2024, we upgraded approximately 10,800 passings and added approximately 18,800 consumer fiber Gig-capable subscribers. During the year ended December 31, 2023, we upgraded approximately 227,500 passings. As of March 31, 2024, approximately 47% of our passings were at least 1 Gig capable, as compared to 22% at December 31, 2021.

Fidium Fiber, our Gigabit consumer fiber internet product with an all-new customer experience reinforces our broadband-first strategy. Our Fidium plans offer symmetrical speeds from 50 Mbps to 2 Gbps over the latest WiFi 6 technology with no data caps. We expect to continue to expand the availability of Fidium Fiber further into communities within our markets. In February 2023, we launched Fidium@Work and expanded our Fidium Fiber service to small businesses everywhere Fidium internet is available. Fidium@Work is ideal for small businesses that have outgrown residential or traditional internet service, but do not require an enterprise solution.

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

Operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase. Total voice connections decreased 11% as of March 31, 2024 compared to the same period in 2023. We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

As part of our plan to simplify our product offerings and focus on our fiber-first strategy, we have commenced a scheduled decommissioning of video services across our markets. We plan to discontinue video services in all markets by the end of the third quarter of 2024. Total video connections decreased 46% as of March 31, 2024 compared to the same period in 2023 as a result of our plan to discontinue providing video services and transition customers to streaming services offered through our streaming partnerships, which may amplify the demand for our competitive multi-gig broadband speeds to facilitate streaming content.

In July 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. This initiative included a reduction in workforce, consolidation and elimination of certain facilities and review of our product offerings. In 2024, we expect to continue to seek to improve operating efficiency through technology, better practices and procedures and through cost containment measures.

Recent Developments

Merger Agreement

On October 15, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Condor Holdings LLC, a Delaware limited liability company (“Parent”) affiliated with certain funds managed by affiliates of Searchlight, and Condor Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing as the surviving corporation and a wholly owned subsidiary of an affiliate of Searchlight. British Columbia Investment Management Corporation (“BCI”) and certain affiliates of Searchlight have committed to provide equity financing to Parent to fund the transactions contemplated by the Merger Agreement. Searchlight is currently the beneficial owner of approximately 33% of the Company’s outstanding shares of common stock and is the holder of 100% of the Company’s outstanding Series A perpetual preferred stock. Subject to the terms and conditions set forth in the Merger Agreement, upon the consummation of the Merger, each share of the Company’s common stock, par value $0.01 per share (other than shares of the Company’s common stock (i) held directly or indirectly by Parent, Merger Sub or any subsidiary of the Company, (ii) held by the Company as treasury shares or (iii) held by any person who properly exercises appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to $4.70 per share, without interest (the “Merger Consideration”), subject to any withholding of taxes required by applicable law. In addition, pursuant to the Merger Agreement, upon the consummation of the Merger, (i) Company restricted share awards (“Company RSAs”) held by non-employee directors or by certain affiliates of Searchlight will vest and be canceled in exchange for the Merger Consideration and (ii) all other Company RSAs will be converted into restricted cash awards based on the Merger Consideration and subject to the same terms and conditions, including time- and performance-based vesting conditions, as the corresponding Company RSA (except that the relative total shareholder return modifier shall be deemed to be achieved at the target level).

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

Divestiture

On July 10, 2023, we entered into a definitive agreement to sell our business located in the Washington market (“the “Washington operations”), for gross cash proceeds of approximately $73.0 million, subject to customary working capital adjustments and other post-closing purchase price adjustments. At March 31, 2024 and December 31, 2023, the assets and liabilities to be sold were classified as assets held for sale in the condensed consolidated balance sheet. The sale of the Washington operations closed on May 1, 2024.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the three  months ended March 31, 2024 and 2023.

Financial Data

	Three Months Ended March 31,
(In millions, except for percentages)	2024	2023	$ Change	% Change
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$79.9	$68.0	$11.9	18%
Voice services	28.3	32.3	(4.0)	(12)
Video services	6.6	9.6	(3.0)	(31)
	114.8	109.9	4.9	4
Commercial:
Data services (includes VoIP)	54.7	53.1	1.6	3
Voice services	30.7	32.6	(1.9)	(6)
Other	9.0	9.8	(0.8)	(8)
	94.4	95.5	(1.1)	(1)
Carrier:
Data and transport services	31.1	32.9	(1.8)	(5)
Voice services	3.8	4.4	(0.6)	(14)
Other	0.2	0.3	(0.1)	(33)
	35.1	37.6	(2.5)	(7)

Subsidies	6.8	7.0	(0.2)	(3)
Network access	22.5	24.4	(1.9)	(8)
Other products and services	1.1	1.7	(0.6)	(35)
Total operating revenues	274.7	276.1	(1.4)	(1)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	113.5	131.9	(18.4)	(14)
Selling, general and administrative costs	84.0	81.3	2.7	3
Transaction costs	2.9	—	2.9	100
Loss on disposal of assets	—	3.3	(3.3)	(100)
Depreciation and amortization	80.6	77.7	2.9	4
Total operating expenses	281.0	294.2	(13.2)	(4)
Loss from operations	(6.3)	(18.1)	(11.8)	(65)
Interest expense, net	(42.5)	(33.9)	8.6	25
Other income, net	1.6	2.8	(1.2)	(43)
Income tax benefit	(11.8)	(12.2)	(0.4)	(3)
Net loss	(35.4)	(37.0)	(1.6)	(4)
Dividends on Series A preferred stock	11.7	10.6	1.1	10
Net income attributable to noncontrolling interest	0.1	0.1	—	—
Loss attributable to common shareholders	$(47.2)	$(47.7)	$(0.5)	(1)

Adjusted EBITDA (1)	$88.4	$75.4	$13.0	17%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of March 31,
	2024	2023	Change	% Change
Consumer customers	504,889	483,266	21,623	4%

Fiber Gig+ capable	213,997	135,209	78,788	58
DSL/Copper	185,560	234,653	(49,093)	(21)
Consumer data connections	399,557	369,862	29,695	8

Consumer voice connections	229,523	267,509	(37,986)	(14)
Video connections	17,620	32,426	(14,806)	(46)

Operating Revenues

Consumer

Broadband Services

Broadband services include revenues from residential customers for subscriptions to our data and Voice over Internet Protocol (“VoIP”) products.  We offer high-speed Internet access at speeds of up to 2 Gbps, depending on the network facilities that are available, the level of service selected and the location. Our fiber expansion plan is expected to provide fiber broadband revenue growth opportunities as we upgrade data speeds and expand our multi-Gig coverage across our network. Our VoIP digital phone service is also available in certain markets as an alternative to the traditional telephone line.

Broadband services revenues increased $11.9 million during the three months ended March 31, 2024 compared to the same period in 2023. Broadband services revenue continued to increase primarily as a result of price increases and growth in fiber Internet services as fiber data connections continue to increase and offset the decline in copper data connections. Total consumer data connections increased 8% as of March 31, 2024 compared to the same period in 2023. In addition, a greater mix of our subscribers are shifting towards higher broadband speeds and electing to subscribe to our 1 Gig or higher product.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans. The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $4.0 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a 19% decline in access lines. The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines. We expect to continue to experience erosion in voice connections due to competition from alternative technologies.

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

Video services revenues decreased $3.0 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the continued decline in connections as we discontinue providing video services in our markets and transition customers to streaming services. We expect to discontinue video services in all markets by the third quarter of 2024.

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

Data services revenues increased $1.6 million during the three months ended March 31, 2024 compared to the same period in 2023 due to continued growth in dedicated Internet access and fiber Internet services, which was reduced in part by declines in Metro Ethernet and VoIP phone services as a result of customer churn. In recent years, the growth in data services revenues has been impacted by customer churn from increased competition and price compression as customers are migrating from legacy data connection products to more competitive products with a lower average revenue per user.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting. Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate. Voice services revenues decreased $1.9 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a 13% decline in access lines as commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet-based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services, pole attachment fees and other miscellaneous revenues, including 911 service revenues. Other services revenues decreased $0.8 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a decline in pole rental revenues and license attachment fees following the sale in 2023 of poles located in New Hampshire. However, these declines were offset in part by an increase in  business equipment sales and custom construction revenues.

Carrier

Data and Transport Services

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services. Data and transport services revenues decreased $1.8 million during the three months ended March 31, 2024 compared to the same period in 2023 due to a decrease in Ethernet services as a result of customer churn. Colocation and cellular backhaul revenue also declined from the same period in 2023 as a result of a reduction in pricing of recent contract renewals with our wireless backhaul partners. We expect to recognize further declines in cellular backhaul revenue as a result of new pricing in 2023 and 2024.

Voice Services

We provide basic local phone service packages with customized features for resell by wholesale customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.  Voice services revenues decreased $0.6 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily as a result of customer churn for business data services.

Other

Other services revenues include conduit and other asset lease revenue as well as other miscellaneous revenue. Other services revenues decreased $0.1 million during the three months ended March 31, 2024 compared to the same period in 2023 due to a decline in conduit lease revenue.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $0.2 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to changes in state subsidies support. See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access. Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network. Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers. Network access services revenues decreased $1.9 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a decline in end user access revenue as a result of a reduction in funding rates for State Universal Service Funds (“USF”) for Texas. Special access revenues also decreased related to the continuing decline in minutes of use, voice connections and carrier circuits as carriers transition to Ethernet based transport solutions.

Other Products and Services

Other products and services include revenues from telephone directory publishing, video advertising, billing and support services and other miscellaneous revenues, including revenue from Public Private Partnerships (“PPP’s”). We have entered into numerous PPP agreements with various towns in New Hampshire and Vermont to build new fiber to the premise (“FTTP”) Internet networks. The new town networks provide multi-gigabit broadband speeds to residential and commercial customers. PPP’s are a key component of Consolidated’s commitment to expand rural broadband access.

Other products and services revenues decreased $0.6 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due a decline in video and directory advertising revenue.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $18.4 million during the three months ended March 31, 2024 compared to the same period in 2023. Video programming costs decreased as a result of a decline in video connections and the planned decommissioning of video services in 2024. Federal USF contributions declined due to a one-time adjustment recognized during the three months ended March 31, 2024 for the final filings for 2023 as well as lower assessable revenues in 2024. Required contributions to the State USF decreased in the three months ended March 31, 2024 as a result of a reduction in the funding rates for Texas as compared to 2023. Employee labor costs decreased in the three months ended March 31, 2024 as a result of a reduction in head count and the cost savings initiative plan implemented in 2023. Contract labor costs declined in the three months ended March 31, 2024 from savings in maintenance costs. Access expense also decreased from the prior year period.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $2.7 million during the three months ended March 31, 2024 compared to the same period in 2023. Professional fees increased during the three months ended March 31, 2024 for various system enhancements, customer service improvements and strategic initiatives. The increase in selling, general and administrative costs was also due to an increase in legal fees, property and real estate taxes and software maintenance costs in the three months ended March 31, 2024. These increases were offset in part by a reduction in employee labor costs as a result of the cost savings initiative plan implemented in 2023.

Transaction Costs

Transaction costs of $2.9 million during the three months ended March 31, 2024 consist primarily of legal and other professional fees incurred in connection with the Merger Agreement entered into with Searchlight in October 2023.

Loss on Disposal of Assets

During the three months ended March 31, 2023, we recognized an additional loss of $2.1 million on the sale of substantially all of the assets of our Kansas City operations as a result of purchase price adjustments and working capital changes. We also recognized a loss of $1.2 million related to the sale of certain utility poles during the three months ended March 31, 2023.

Depreciation and Amortization

Depreciation and amortization expense increased $2.9 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to ongoing capital expenditures related to the fiber network expansion and customer service improvements as well as success-based capital projects for consumer and commercial services. However, amortization expense declined during the three months ended March 31, 2024 for customer relationships, which are amortized under the accelerated method. Depreciation expense also declined during the three months ended March 31, 2024 due certain assets becoming fully depreciated.

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

American Rescue Plan Act Funding

President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) on March 11, 2021.  States have been allocated federal funds to be utilized for capital infrastructure, including broadband deployment, and are in various stages of implementation.  We are working with the states and municipalities to participate in this broadband grant program. In January 2023, we were awarded $9.2 million in funding from ARPA to build to approximately 14,000 unserved homes in Skowhegan and Greater East Grand Bay Maine and in February 2023, we were awarded $40.0 million in funding from ARPA to build nearly 25,000 unserved homes throughout New Hampshire. Construction began for both projects in 2023 and is expected to be largely completed by the end of 2024. The grants will be accounted for as a contribution in aid of construction given the nature of the arrangement.

Affordable Connectivity Program

The Affordable Connectivity Program (“ACP”) is a broadband affordability program set up to help ensure that households can afford the broadband access they need for work, school, healthcare and more. The benefit provides a discount of up to $30 per month toward internet service for eligible households and up to $75 per month for households on qualifying Tribal lands.  Eligible households can also receive a one-time discount of up to $100 to purchase a laptop, desktop computer, or tablet from participating providers if they contribute more than $10 and less than $50 toward the purchase price. The ACP is limited to one monthly service discount and one device discount per household.  The program began distributing funds on March 1, 2022. Consolidated is participating in this program and has approximately 8,300 ACP customers at March 31, 2024. Due to the expected lapse in the initial funding for the ACP in the second quarter of 2024, the ACP stopped accepting new applications and enrollments on February 7, 2024. The last fully funded month of the program was April 2024.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $8.6 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in variable interest rates on our outstanding term loan. Interest on borrowings from the revolving credit facility also increased due to outstanding borrowings of $100.0 million as of March 31, 2024. Interest expense also increased from a decline in interest income of $2.7 million due to additional cash equivalents and short-term investments during the three months ended March 31, 2023.

Other Income

Other income decreased $1.2 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in pension and post-retirement expense of $1.2 million. See Note 13 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.

Income Taxes

Income tax benefit decreased $0.4 million during the three months ended March 31, 2024 compared to the same period in 2023. Our effective tax rate was 25.0% and 24.9% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences.

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

EBITDA is defined as net earnings before interest expense, income taxes and depreciation and amortization.  Adjusted EBITDA is comprised of EBITDA, adjusted for certain items as permitted or required under our credit facility as described in the reconciliations below. These measures are a common measure of operating performance in the telecommunications industry and we believe they are useful, with other data, as a means to evaluate our ability to fund our estimated uses of cash.

The following table is a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In thousands, unaudited)	2024	2023
Net loss	$(35,383)	$(36,961)
Add (subtract):
Interest expense, net of interest income	42,451	33,860
Income tax benefit	(11,772)	(12,240)
Depreciation and amortization	80,633	77,699
EBITDA	75,929	62,358

Adjustments to EBITDA:
Other, net (1)	10,789	8,889
Loss on disposal of assets	—	3,304
Non-cash, stock-based compensation	1,681	799
Adjusted EBITDA	$88,399	$75,350

(1)	Includes dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

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

The following table summarizes our cash flows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows provided by (used in):
Operating activities	$5,670	$55,086
Investing activities	(97,242)	(128,911)
Financing activities	94,170	(4,150)
Change in cash and cash equivalents	$2,598	$(77,975)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $5.7 million during the three months ended March 31, 2024, a decrease of $49.4 million compared to the same period in 2023. Cash flows provided by operating activities decreased primarily due to a decline in accounts payable and accrued expense related to the timing of expenditures. Cash paid for interest also increased $4.5 million during the three months ended March 31, 2024 compared to the same period in 2023.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $97.2 million during the three months ended March 31, 2024 and consisted primarily of cash used for capital expenditures and proceeds received from the sale of assets and investments.

Capital expenditures continue to be our primary recurring investing activity and were $98.0 million and $130.8 million during the three months ended March 31, 2024 and 2023, respectively. Capital expenditures for 2024 are expected to be used for our planned fiber projects and broadband network expansion, including the upgrade in 2024 of approximately 150,000 fiber passings, and to support success-based capital projects for commercial, carrier and consumer initiatives. We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

Cash Flows Used In Financing Activities

Net cash used in financing activities consists primarily of our proceeds from and principal payments on long-term borrowings.

Long-term Debt

Credit Agreement

On October 2, 2020, the Company, through certain of its wholly-owned subsidiaries, entered into a Credit Agreement with various financial institutions (as amended, the “Credit Agreement”) to replace the Company’s previous credit agreement in its entirety. The Credit Agreement consisted of term loans in an original aggregate amount of $1,250.0 million (the “Term Loans”) and a revolving loan facility of $250.0 million. The Credit Agreement also includes an incremental loan facility which provides the ability to borrow, subject to certain terms and conditions, incremental loans in an aggregate amount of up to the greater of (a) $300.0 million plus (b) an amount which would not cause its senior secured leverage ratio not to exceed 3.70:1.00 (the “Incremental Facility”). Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries, subject to certain exceptions.

The Term Loans have a maturity date of October 2, 2027 and bear interest at a rate of 3.50% plus Secured Overnight Borrowing Rate (“SOFR”) (subject to a 0.75% SOFR floor) plus a SOFR adjustment. As part of the replacement to SOFR-benchmark rates in 2023, borrowings will include an adjustment of 0.11%, 0.26% and 0.43% for borrowings of one, three and six month loans, respectively. On March 18, 2021, the Company repaid $397.0 million of the then outstanding Term Loans with the net proceeds received from the issuance of $400.0 million aggregate principal amount of 5.00% senior secured notes due 2028 (the “5.00% Senior Notes”), as described below. The repayment of the Term Loans was applied to the remaining principal payments in direct order of maturity, thereby eliminating the required quarterly principal payments through the remaining term of the loan.

The revolving credit facility has a maturity date of October 2, 2027 (subject to springing maturity on April 2, 2027 if the Term Loans, as of April 1, 2027, are scheduled to mature earlier than March 31, 2028) and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of March 31, 2024, borrowings of $100.0 million were outstanding under our revolving credit facility. At December 31, 2023, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $38.6 million were outstanding under our revolving credit facility as of March 31, 2024.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility. As of March 31, 2024, $111.4 million was available for borrowing under the revolving credit facility, subject to certain covenants.

As allowed for under the credit agreement under permitted indebtedness, on March 29, 2024, the Company entered into a term sheet to facilitate a loan of up to an aggregate amount of $80.0 million, contingent upon satisfaction of certain conditions including a successful fund raising by the lender.

The weighted-average interest rate on outstanding borrowings under our credit facility was 8.98% and 8.96% as of March 31, 2024 and December 31, 2023, respectively. Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 7.75:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of March 31, 2024, the testing threshold was not met and our consolidated first lien leverage ratio under the Credit Agreement was 6.42:1.00.  As of March 31, 2024, we were in compliance with the Credit Agreement covenants.

On October 15, 2023, the Company entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) to, among other things, increase the maximum consolidated first lien leverage ratio (the “Step-Up”) permitted under the Credit Agreement to (i) 7.75 to 1.00, from October 15, 2023 to and including December 31, 2024, (ii) 7.50 to 1.00, from and including January 1, 2025 to and including March 31, 2025, (iii) 7.25 to 1.00, from and including April 1, 2025 to and including June 30, 2025, (iv) 7.00 to 1.00, from and including July 1, 2025 to and including September 30, 2025, (v) 6.75 to 1.00 from and including October 1, 2025 to and including December 31, 2025, (vi) 6.50 to 1.00, from and including January 1, 2026 to and including March 31, 2026, (vii) 6.25 to 1.00, from and including April 1, 2026 to and including June 30, 2026, (viii) 6.00 to 1.00, from and including July 1, 2026 to and including September 30, 2026, and (ix) 5.85 to 1.00 from and including October 1, 2026 and thereafter (the “Step-Up Period”). While the Step-Up is in effect, the Company will be subject to additional restrictions on its ability to make certain investments and restricted payments (the “Restrictions”). The Step-Up Period and the Restrictions will end and the maximum Consolidated First Lien Leverage Ratio will revert to the levels set forth in the Credit Agreement on the earlier of (a) the Company’s election and (b) August 1, 2025, to the extent $300.0 million in cash proceeds have not been received by the Company from equity contributed to its capital by such date. If the proposed Merger is not completed by August 1, 2025, the increase in the maximum consolidated first lien leverage ratio as permitted in the Fifth Amendment to the Credit Agreement to provide interim financial covenant relief will end and the maximum consolidated first lien leverage ratio will revert to 5.85 to 1.00.

Searchlight Term Loan

On March 21, 2024, the Company, through certain of its wholly-owned subsidiaries, and Searchlight, as lender entered into a Term Loan Agreement (the “Loan Agreement”), which consists of delayed draw term loans in the aggregate amount of $80.0 million (the “Loan”). The Loan Agreement provides us with the ability to borrow the Loan in the event either (a) the aggregate amount of available loans to be drawn under the revolving credit facility is less than $25.0 million or (b) drawing under the revolving credit facility would trigger the financial maintenance covenant thereunder and we would not be in compliance with such covenant on a pro forma basis, in each case subject to the satisfaction of certain other customary conditions.

In the event the Loan is ever drawn, we intend to apply the proceeds from the Loan to directly or indirectly fund capital expenditures for our fiber broadband expansion plan. The Loan Agreement is unsecured and the Loan will mature on April 2, 2027. Drawn amounts on the Loan bear interest at a rate per annum equal to an applicable rate ranging from 12.0% per annum, which applies prior to the date that is 18 months after the initial borrowing date (unless the Merger Agreement is terminated pursuant to the Company’s breach thereof), to the amount required for Searchlight to realize a multiple on invested capital of 1.75x on the Loan, which applies on and after the earlier of (i) the date that the Merger Agreement is terminated pursuant to the Company’s breach thereof and (ii) the date that is 18 months after the initial borrowing date.

The Loan Agreement contains various affirmative, negative, and financial covenants consistent with the Company’s existing credit agreement. The Loan Agreement requires, in the event the Merger Agreement is terminated and any amounts in respect of the Loan remain outstanding, for the Company to maintain a maximum consolidated first lien leverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, nonpayment, material inaccuracy of representations and warranties, violations of covenants, nonpayment of other material debts, certain bankruptcy and liquidations, certain material judgments, and certain events related to the Employee Retirement Income Security Act of 1974, as amended.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contain customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of March 31, 2024, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2024 and 2040.  As of March 31, 2024, the present value of the minimum remaining lease commitments was approximately $38.3 million, of which $19.2 million was due and payable within the next twelve months. The leases require total remaining rental payments of $42.9 million as of March 31, 2024.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	March 31,	December 31,
(In thousands, except for ratio)	2024	2023
Cash and cash equivalents and short-term investments	$7,363	$4,765
Working capital (deficit)	(18,920)	(61,090)
Current ratio	0.93	0.81

Our net working capital deficit improved $42.2 million as of March 31, 2024 compared to December 31, 2023. The working capital deficit was reduced by a decline in accounts payable and accrued expense of $39.5 million and $17.3 million at March 31, 2024, respectively, related to the timing of expenditures. Accrued compensation also declined $10.3 million. However, accrued interest increased $17.6 million at March 31, 2024 related to the timing of the semi-annual interest payments for our Senior Notes. A decline in accounts receivable of $11.8 million also reduced working capital related to the timing of cash receipts for special projects and grant funding.

Our most significant use of funds for the remainder of 2024 is expected to be for capital expenditures and interest payments on our indebtedness. We have historically funded certain core network capacity equipment with finance leases and it remains our intent to continue such arrangements with our leasing partners. In the event we are unable to secure such financing, we may be required to make cash expenditures for this capital. The refinancing of our capital structure in recent years, including the Fifth Amendment to our Credit Agreement described above, availability of approximately $111.4 million on our revolving credit facility as of March 31, 2024, $80.0 million undrawn under the Term Loan Agreement, and net proceeds from expected asset divestitures in 2024 provides us with near-term financial and operational flexibility. In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our revolving credit facility and other financing arrangements, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash. After that, our ability to fund expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance, cash flow and potential additional divestitures of non-core assets. Our ability to fund expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services. As of March 31, 2024, we had approximately $45.8 million of these bonds outstanding.

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

The cost to maintain our Pension Plans and future funding requirements are affected by several factors including the expected return on investment of the assets held by the Pension Plans, changes in the discount rate used to calculate pension expense and the amortization of unrecognized gains and losses. Returns generated on the Pension Plans assets have historically funded a significant portion of the benefits paid under the Pension Plans. We estimate the long-term rate of return on assets will be 6.50%. The Pension Plans invest in marketable equity securities which are exposed to changes in the financial markets. If the financial markets experience a sustained downturn and returns fall below our estimate, we could be required to make material contributions to the Pension Plans, which could adversely affect our cash flows from operations.

Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year. ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We intend to use our current pre-funded balance to satisfy the minimum contribution requirements until the balance is exhausted, which is expected to occur in late 2024. We expect that for 2024, contributions to our Pension Plans will be approximately $0.2 million. As of March 31, 2024, we have contributed $1.7 million to our other post-retirement benefit plans, and expect to make contributions to our other post-retirement benefit plans totaling approximately $4.0 million during the remainder of 2024.

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

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. For a full discussion of our accounting estimates and assumptions that we have identified as critical in the preparation of our condensed consolidated financial statements, refer to “Critical Accounting Estimates” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K filed with the SEC.

Recent Accounting Pronouncements

For information regarding the impact of certain recent accounting pronouncements, see Note 1 “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements, included in this report in Part I - Item 1 “Financial Statements”.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to the impact of interest rate fluctuations on our debt obligations.  Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations.  In order to manage the volatility relating to changes in interest rates, we utilize derivative financial instruments such as interest rate swaps to maintain a mix of fixed and variable rate debt.  We do not use derivatives for trading or speculative purposes.  Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not subject to a variable rate floor or hedged through the interest rate swap agreements.  Based on our variable rate debt outstanding as of March 31, 2024, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $6.0 million.

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

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of March 31, 2024.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting required by Rules 13a-15(d) under the Exchange Act during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a level of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2023 Form 10-K, the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our common stock. There have been no material changes to the Company’s risk factors previously disclosed in our 2023 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

ITEM 5.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

10.1

Term Loan Agreement, dated as of March 21, 2024, by and among Consolidated Communications Holdings, Inc., Consolidated Communications, Inc., and Searchlight CVL AGG, L.P., as Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 27, 2024)

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

101*

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

May 7, 2024	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

May 7, 2024	By:	/s/ Fred A. Graffam III
Fred A. Graffam III,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)