Form 10-Q
period 2024-09-30
Consolidated Communications Holdings, Inc.
filed 2024-11-05
CIK 1304421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes No X

On October 29, 2024, the registrant had 118,467,780 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Amounts in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	$271,088	$283,654	$814,472	$834,942

Operating expense:
Cost of services and products (exclusive of depreciation and amortization)	113,186	132,422	340,651	391,327
Selling, general and administrative expenses	98,651	95,688	275,894	259,677
Transaction costs	612	1,126	6,712	1,986
Loss on impairment of assets held for sale	—	—	—	77,755
Loss on disposal of assets	—	6,692	—	12,380
Depreciation and amortization	76,693	79,604	237,135	236,841
Loss from operations	(18,054)	(31,878)	(45,920)	(145,024)

Other income (expense):
Interest expense, net of interest income	(44,894)	(39,571)	(131,477)	(110,334)
Other, net	97	3,509	1,982	11,677
Loss before income taxes	(62,851)	(67,940)	(175,415)	(243,681)

Income tax benefit	(13,879)	(10,220)	(36,232)	(40,908)

Net loss	(48,972)	(57,720)	(139,183)	(202,773)
Less: dividends on Series A preferred stock	12,348	11,305	35,727	32,596
Less: net income attributable to noncontrolling interest	99	137	357	441
Net loss attributable to common shareholders	$(61,419)	$(69,162)	$(175,267)	$(235,810)

Net loss per basic and diluted common shares attributable to common shareholders	$(0.54)	$(0.61)	$(1.53)	$(2.09)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(48,972)	$(57,720)	$(139,183)	$(202,773)
Pension and post-retirement obligations:
Amortization of actuarial loss (gain) and prior service cost (credit) to earnings, net of tax	(455)	(999)	(1,366)	(2,997)
Derivative instruments designated as cash flow hedges:
Change in fair value of derivatives, net of tax	(6,545)	4,344	1,790	7,399
Reclassification of realized gain to earnings, net of tax	(1,322)	(1,724)	(3,917)	(6,090)
Comprehensive loss	(57,294)	(56,099)	(142,676)	(204,461)
Less: comprehensive income attributable to noncontrolling interest	99	137	357	441
Total comprehensive loss attributable to common shareholders	$(57,393)	$(56,236)	$(143,033)	$(204,902)

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; Amounts in thousands except share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$44,398	$4,765
Accounts receivable, net of allowance for credit losses	139,338	121,194
Income tax receivable	3,819	2,880
Prepaid expenses and other current assets	64,584	56,843
Assets held for sale	—	70,473
Total current assets	252,139	256,155

Property, plant and equipment, net	2,550,614	2,449,009
Investments	8,494	8,887
Goodwill	814,624	814,624
Customer relationships, net	9,489	18,616
Other intangible assets	10,557	10,557
Other assets	71,816	70,578
Total assets	$3,717,733	$3,628,426

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,340	$60,073
Advance billings and customer deposits	47,765	44,478
Accrued compensation	66,346	58,151
Accrued interest	36,824	18,694
Accrued expense	90,497	114,022
Current portion of long-term debt and finance lease obligations	20,635	18,425
Liabilities held for sale	—	3,402
Total current liabilities	331,407	317,245

Long-term debt and finance lease obligations	2,381,302	2,134,916
Deferred income taxes	173,163	210,648
Pension and other post-retirement obligations	134,342	137,616
Other long-term liabilities	54,127	48,637
Total liabilities	3,074,341	2,849,062

Commitments and contingencies (Note 15)

Series A preferred stock, par value $0.01 per share; 10,000,000 shares authorized, 434,266 shares outstanding as of September 30, 2024 and December 31, 2023; liquidation preference of $556,683 and $520,957 as of September 30, 2024 and December 31, 2023, respectively	408,317	372,590

Shareholders’ equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized, 118,476,944 and 116,172,568 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	1,185	1,162
Additional paid-in capital	652,711	681,757
Retained earnings (accumulated deficit)	(401,920)	(262,380)
Accumulated other comprehensive loss, net	(25,365)	(21,872)
Noncontrolling interest	8,464	8,107
Total shareholders’ equity	235,075	406,774
Total liabilities, mezzanine equity and shareholders’ equity	$3,717,733	$3,628,426

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

	Mezzanine Equity		Shareholders' Equity
							Accumulated
					Additional	Retained	Other	Non-
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	controlling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss, net	Interest	Total

Balance at December 31, 2022	456	$328,680	115,167	$1,152	$720,442	$(11,866)	$(610)	$7,651	$716,769
Shares issued under employee plan, net of forfeitures	—	—	1,738	17	(17)	—	—	—	—
Series A preferred stock issued	21	—	—	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	10,587	—	—	(10,587)	—	—	—	(10,587)
Non-cash, share-based compensation	—	—	—	—	799	—	—	—	799
Purchase and retirement of common stock	—	—	(256)	(2)	(1,034)	—	—	—	(1,036)
Other comprehensive loss	—	—	—	—	—	—	(3,012)	—	(3,012)
Net income (loss)	—	—	—	—	—	(37,104)	—	143	(36,961)
Balance at March 31, 2023	477	$339,267	116,649	$1,167	$709,603	$(48,970)	$(3,622)	$7,794	$665,972
Shares issued under employee plan, net of forfeitures	—	—	(39)	—	—	—	—	—	—
Dividends on Series A preferred stock accrued	—	10,704	—	—	(10,704)	—	—	—	(10,704)
Non-cash, share-based compensation	—	—	—	—	2,388	—	—	—	2,388
Other comprehensive loss	—	—	—	—	—	—	(297)	—	(297)
Net income (loss)	—	—	—	—	—	(108,253)	—	161	(108,092)
Balance at June 30, 2023	477	$349,971	116,610	$1,167	$701,287	$(157,223)	$(3,919)	$7,955	$549,267
Shares issued under employee plan, net of forfeitures	—	—	(109)	(1)	1	—	—	—	—
Accrued Series A preferred stock liquidation preference as paid-in-kind dividends	—	11,305	—	—	(11,305)	—	—	—	(11,305)
Non-cash, share-based compensation	—	—	—	—	2,261	—	—	—	2,261
Purchase and retirement of common stock	—	—	(13)	(1)	(47)	—	—	—	(48)
Other comprehensive income	—	—	—	—	—	—	1,621	—	1,621
Other	(43)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(57,857)	—	137	(57,720)
Balance at September 30, 2023	434	$361,276	116,488	$1,165	$692,197	$(215,080)	$(2,298)	$8,092	$484,076

Balance at December 31, 2023	434	$372,590	116,172	$1,162	$681,757	$(262,380)	$(21,872)	$8,107	$406,774
Shares issued under employee plan, net of forfeitures	—	—	2,368	23	(23)	—	—	—	—
Accrued Series A preferred stock liquidation preference as paid-in-kind dividends	—	11,687	—	—	(11,687)	—	—	—	(11,687)
Non-cash, share-based compensation	—	—	—	—	1,681	—	—	—	1,681
Purchase and retirement of common stock	—	—	(111)	(1)	(487)	—	—	—	(488)
Other comprehensive income	—	—	—	—	—	—	6,181	—	6,181
Net income (loss)	—	—	—	—	—	(35,496)	—	113	(35,383)
Balance at March 31, 2024	434	$384,277	118,429	$1,184	$671,241	$(297,876)	$(15,691)	$8,220	$367,078
Shares issued under employee plan, net of forfeitures	—	—	84	1	(1)	—	—	—	—
Accrued Series A preferred stock liquidation preference as paid-in-kind dividends	—	11,692	—	—	(11,692)	—	—	—	(11,692)
Non-cash, share-based compensation	—	—	—	—	3,030	—	—	—	3,030
Purchase and retirement of common stock	—	—	(36)	—	(156)	—	—	—	(156)
Other comprehensive loss	—	—	—	—	—	—	(1,352)	—	(1,352)
Net income (loss)	—	—	—	—	—	(54,973)	—	145	(54,828)
Balance at June 30, 2024	434	$395,969	118,477	$1,185	$662,422	$(352,849)	$(17,043)	$8,365	$302,080
Accrued Series A preferred stock liquidation preference as paid-in-kind dividends	—	12,348	—	—	(12,348)	—	—	—	(12,348)
Non-cash, share-based compensation	—	—	—	—	2,638	—	—	—	2,638
Purchase and retirement of common stock	—	—	—	—	(1)	—	—	—	(1)
Other comprehensive loss	—	—	—	—	—	—	(8,322)	—	(8,322)
Net income (loss)	—	—	—	—	—	(49,071)	—	99	(48,972)
Balance at September 30, 2024	434	$408,317	118,477	$1,185	$652,711	$(401,920)	$(25,365)	$8,464	$235,075

See accompanying notes

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(139,183)	$(202,773)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	237,135	236,841
Deferred income tax benefit	(36,245)	(44,697)
Pension and post-retirement contributions in excess of expense	(5,031)	(9,241)
Stock-based compensation expense	7,349	5,448
Amortization of deferred financing costs and discounts	5,956	5,622
Loss on impairment of assets held for sale	—	77,755
Loss on disposal of assets	—	12,380
Other, net	155	(2,247)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,211)	4,381
Income tax receivable	(939)	(1,924)
Prepaid expenses and other assets	(14,878)	(2,137)
Accounts payable	(6,736)	12,491
Accrued expenses and other liabilities	6,731	10,694
Net cash provided by operating activities	36,103	102,593

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(290,262)	(424,197)
Proceeds from sale and maturity of investments	714	91,623
Proceeds from sale of assets	292	6,089
Proceeds from business dispositions	67,458	—
Net cash used in investing activities	(221,798)	(326,485)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	243,834	—
Payment of finance lease obligations	(15,501)	(11,259)
Payment of financing costs	(2,360)	—
Share repurchases for minimum tax withholding	(645)	(1,084)
Net cash provided by (used in) financing activities	225,328	(12,343)
Change in cash and cash equivalents	39,633	(236,235)
Cash and cash equivalents at beginning of period	4,765	325,852
Cash and cash equivalents at end of period	$44,398	$89,617

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

Leveraging our advanced fiber network spanning nearly 66,000 fiber route miles, we offer residential high-speed Internet,  phone and home security services as well as a comprehensive business product suite including: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services.

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

The following table summarizes the activity in ACL for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
(In thousands)	2024	2023
Balance at beginning of year	$13,469	$11,470
Provision charged to expense	6,313	6,330
Write-offs, less recoveries	(6,205)	(4,764)
Balance at end of year	$13,577	$13,036

Accounts Receivable - Other

We may be awarded grants from federal and state governments to assist in the deployment of broadband in order to support access to high-speed broadband services in underserved or unserved areas. The awards may include a number of regulatory requirements including the completion of construction by certain dates. Funding from the grants may be received in advance, upon completion of the project or when certain milestones are achieved. The grants are accounted for as a contribution in aid of construction given the nature of the arrangement and are recorded as a reduction to property, plant and equipment as the projects are completed. At September 30, 2024 and December 31, 2023, AR included amounts due to the Company of $25.4 million and $7.0 million, respectively, related to grant funding or other special construction projects.

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

Revenue is recognized when or as performance obligations are satisfied by transferring control of the good or service to the customer.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$82,377	$75,089	$243,664	$214,389
Voice services	27,927	31,616	84,228	95,231
Video services	—	8,541	9,938	27,497
	110,304	115,246	337,830	337,117
Commercial:
Data services (includes VoIP)	54,631	53,870	163,883	160,234
Voice services	31,518	31,825	92,738	96,692
Other	9,402	9,228	26,661	29,362
	95,551	94,923	283,282	286,288
Carrier:
Data and transport services	30,370	31,388	91,681	95,535
Voice services	3,428	4,090	10,832	12,720
Other	267	262	786	925
	34,065	35,740	103,299	109,180
Subsidies	5,934	6,878	19,113	20,986
Network access	21,974	20,842	65,585	68,033
Other products and services	3,260	10,025	5,363	13,338
Total operating revenues	$271,088	$283,654	$814,472	$834,942

Contract Assets and Liabilities

The following table provides information about receivables, contract assets and contract liabilities from our revenue contracts with customers:

	September 30,
(In thousands)	2024	2023
Accounts receivable, net	$139,338	$107,361
Contract assets	50,062	34,830
Contract liabilities	62,296	55,690

Contract assets include costs that are incremental to the acquisition of a contract.  Incremental costs are those that result directly from obtaining a contract or costs that would not have been incurred if the contract had not been obtained, which primarily relate to sales commissions and certain contract fulfillment costs. These costs are deferred and amortized over the expected customer life. We determined that the expected customer life is the expected period of benefit as the commission on the renewal contract is not commensurate with the commission on the initial contract. During the three months ended September 30, 2024 and 2023, the Company recognized expense of $4.5 million and $3.3 million, respectively, related to deferred contract acquisition costs. During the nine months ended September 30, 2024 and 2023, the Company recognized expense of $12.7 million and $10.0 million, respectively, related to deferred contract acquisition costs.

Contract liabilities include deferred revenues related to advanced payments for services and nonrefundable, upfront service activation and set-up fees, which are generally deferred and amortized over the expected customer life as the option to renew without paying an upfront fee provides the customer with a material right.  During the three months ended September 30, 2024 and 2023, the Company recognized previously deferred revenues of $119.5 million and $111.9 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized previously deferred revenues of $348.4 million and $333.4 million, respectively.

A receivable is recognized in the period the Company provides goods or services when the Company’s right to consideration is unconditional.  Payment terms on invoiced amounts are generally 30 to 60 days.

Performance Obligations

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires that the Company disclose the aggregate amount of the transaction price that is allocated to remaining performance obligations that are unsatisfied as of September 30, 2024.  The guidance provides certain practical expedients that limit this requirement.  The service revenue contracts of the Company meet the following practical expedients provided by ASC 606:

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

The computation of basic and diluted EPS attributable to common shareholders computed using the two-class method is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net loss	$(48,972)	$(57,720)	$(139,183)	$(202,773)
Less: dividends on Series A preferred stock	12,348	11,305	35,727	32,596
Less: net income attributable to noncontrolling interest	99	137	357	441
Loss attributable to common shareholders	$(61,419)	$(69,162)	$(175,267)	$(235,810)

Weighted-average number of common shares outstanding	114,303	113,054	114,231	113,015

Net loss per common share attributable to common shareholders - basic and diluted	$(0.54)	$(0.61)	$(1.53)	$(2.09)

Diluted EPS attributable to common shareholders for the three months ended September 30, 2024 and 2023 excludes 4.2 million and 3.5 million potential common shares related to our share-based compensation plan, respectively, because the inclusion of the potential common shares would have an antidilutive effect. For the nine months ended September 30, 2024 and 2023, diluted EPS attributable to common shareholders excludes 3.7 million and 3.2 million potential common shares, respectively.

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

In the second stage of the transaction, which was completed on December 7, 2021 following the receipt of Federal Communications Commission (“FCC”) and certain regulatory approvals and the satisfaction of certain other customary closing conditions, Searchlight invested an additional $75.0 million and was issued the Note. On December 7, 2021, Searchlight elected to convert the Note into 434,266 shares of Series A Perpetual Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). In addition, the CPR converted into an additional 15,115,899 shares, or an additional 10.1%, of the Company’s common stock.  As of September 30, 2024 and December 31, 2023, the total shares of common stock issued to Searchlight represent approximately 33% and 34% of the Company’s outstanding common stock, respectively.

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

During the nine months ended September 30, 2023, the carrying value of the net assets to be sold were reduced to their estimated fair value, which was determined based on the estimated selling price less costs to sell and were classified as Level 2 within the fair value hierarchy. As a result, we recognized an impairment loss of $77.8 million during the nine months ended September 30, 2023.  During the nine months ended September 30, 2024, we recognized an additional loss on the sale of $0.5 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations as a result of changes in estimated working capital adjustments and selling costs.

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

6.  INVESTMENTS

Our investments are as follows:

	September 30,	December 31,
(In thousands)	2024	2023
Long-term investments:
Cash surrender value of life insurance policies	$3,054	$2,860
CoBank, ACB Stock	5,168	5,755
Other	272	272
	$8,494	$8,887

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

Our interest rate swap agreements measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 were as follows:

As of September 30, 2024
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(5,302)	$—	$(5,302)	$—

As of December 31, 2023
		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Long-term interest rate swap liabilities	$(2,421)	$—	$(2,421)	$—

We have not elected the fair value option for any of our other assets or liabilities.  The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.  The following table presents the other financial instruments that are not carried at fair value but which require fair value disclosure as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024		As of December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding finance leases	$2,388,003	$2,289,656	$2,142,858	$1,903,831

Investments

Our investments as of September 30, 2024 and December 31, 2023 accounted for at cost consisted primarily of our investment in CoBank. It is impracticable to determine the fair value of this investment.

Long-term Debt

The fair value of our senior notes was based on quoted market prices, and the fair value of borrowings under our credit facility was determined using current market rates for similar types of borrowing arrangements. We have categorized the long-term debt as Level 2 within the fair value hierarchy.

8. LONG-TERM DEBT

Long-term debt, presented net of unamortized discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Senior secured credit facility:
Term loans, net of discounts of $5,706 and $7,017 at September 30, 2024 and December 31, 2023, respectively	$994,169	$992,858
Revolving loans	200,000	—
6.50% Senior notes due 2028	750,000	750,000
5.00% Senior notes due 2028	400,000	400,000
Senior secured term loans	43,834	—
Finance leases	40,406	39,240
	2,428,409	2,182,098
Less: current portion of long-term debt and finance leases	(20,635)	(18,425)
Less: deferred debt issuance costs	(26,472)	(28,757)
Total long-term debt	$2,381,302	$2,134,916

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

The revolving credit facility has a maturity date of October 2, 2027 (subject to springing maturity on April 2, 2027 if the Term Loans, as of April 1, 2027, are scheduled to mature earlier than March 31, 2028) and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of September 30, 2024, borrowings of $200.0 million were outstanding under our revolving credit facility. At December 31, 2023, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $46.7 million were outstanding under our revolving credit facility as of September 30, 2024. The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility. As of September 30, 2024, $3.3 million was available for borrowing under the revolving credit facility, subject to certain covenants. As of November 5, 2024, borrowings of $212.0 million and stand-by letters of credit of $35.4 million were outstanding under our revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 8.89% and 8.96% as of September 30, 2024 and December 31, 2023, respectively. Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 7.75:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of September 30, 2024, the testing threshold was met and our consolidated first lien leverage ratio under the Credit Agreement was below 7.75:1.00.  As of September 30, 2024, we were in compliance with the Credit Agreement covenants.

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

Fiber Broadband Term Loans

On August 28, 2024 and October 7, 2024, the Company entered into loan agreements (the “Loan Agreements”), pursuant to which the Company may borrow up to an aggregate amount of $80.0 million and $60.0 million, respectively, in delayed draw term loans to fund further development and construction of fiber infrastructure. Outstanding borrowings under the Loan Agreements will bear interest at a fixed rate of 6.50% per annum, payable semi-annually. The term of the loans is four years from the initial advance with an option to extend the maturity by two one-year periods, subject to certain terms and conditions. The borrowings are senior secured obligations of the Company and the Loan Agreements contain negative covenants substantively similar to the existing Credit Agreement and other covenants customary for facilities of this type. As of September 30, 2024, borrowings of $43.8 million were outstanding under the Loan Agreement entered into on August 28, 2024. As of November 5, 2024, borrowings of $51.8 million and $5.6 million were outstanding under the Loan Agreements entered into on August 28, 2024 and October 7, 2024, respectively.

Searchlight Term Loan

On March 21, 2024, the Company, through certain of its wholly-owned subsidiaries, and Searchlight, as lender entered into a Term Loan Agreement (the “Searchlight Loan Agreement”), which consists of delayed draw term loans in the aggregate amount of $80.0 million (the “Loan”). The Searchlight Loan Agreement provides us with the ability to borrow on the Loan in the event either (a) the aggregate amount of available loans to be drawn under the revolving credit facility is less than $25.0 million or (b) drawing under the revolving credit facility would trigger the financial maintenance covenant thereunder and we would not be in compliance with such covenant on a pro forma basis, in each case subject to the satisfaction of certain other customary conditions.

In the event the Loan is ever drawn, we intend to apply the proceeds from the Loan to directly or indirectly fund capital expenditures for our fiber broadband expansion plan. The Searchlight Loan Agreement is unsecured and the Loan will mature on April 2, 2027. Drawn amounts on the Loan bear interest at a rate per annum equal to an applicable rate ranging from 12.0% per annum, which applies prior to the date that is 18 months after the initial borrowing date (unless the Merger Agreement is terminated pursuant to the Company’s breach thereof), to the amount required for Searchlight to realize a multiple on invested capital of 1.75x on the Loan, which applies on and after the earlier of (i) the date that the Merger Agreement is terminated pursuant to the Company’s breach thereof and (ii) the date that is 18 months after the initial borrowing date.

The Searchlight Loan Agreement contains various affirmative, negative, and financial covenants consistent with the Company’s existing credit agreement. The Searchlight Loan Agreement requires, in the event the Merger Agreement is terminated and any amounts in respect of the Loan remain outstanding, for the Company to maintain a maximum consolidated first lien leverage ratio. The Searchlight Loan Agreement also contains customary events of default, including, but not limited to, nonpayment, material inaccuracy of representations and warranties, violations of covenants, nonpayment of other material debts, certain bankruptcy and liquidations, certain material judgments, and certain events related to the Employee Retirement Income Security Act of 1974, as amended.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contain customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions. The indentures also contain customary events of default.  As of September 30, 2024, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

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

The following interest rate swaps were outstanding as of September 30, 2024:

	Notional
(In thousands)	Amount	2024 Balance Sheet Location	Fair Value
Cash Flow Hedges:
Fixed to 1-month floating SOFR	$500,000	Other long-term liabilities	$(5,302)

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

As of September 30, 2024 and December 31, 2023, the total pre-tax unrealized loss related to our interest rate swap agreements included in AOCI was $(5.3) million and $(2.4) million, respectively.  From the balance in AOCI as of September 30, 2024, we expect to recognize a loss of approximately $1.0 million in earnings in the next twelve months.

Information regarding our cash flow hedge transactions is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Unrealized gain (loss) recognized in AOCI, pretax	$(8,865)	$5,880	$2,425	$10,013
Deferred gain reclassified from AOCI to interest expense	$1,790	$2,334	$5,306	$8,243

10. LEASES

Lessor

We have various arrangements for use of our network assets for which we are the lessor, including tower space, certain colocation, conduit and dark fiber arrangements. These leases meet the criteria for operating lease classification.  Lease income associated with these types of leases is not material. Occasionally, we enter into arrangements where the term may be for a major part of the asset’s remaining economic life such as in indefeasible right of use (“IRU”) arrangements for dark fiber or conduit, which meet the criteria for sales-type lease classification. During the three and nine months ended September 30, 2024 and 2023, we did not enter into any such arrangements.

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

On December 7, 2021, upon the completion of the Searchlight investment as described in Note 4, we issued 434,266 shares of Series A Preferred Stock with a carrying value of $285.9 million. As of December 31, 2023, the liquidation preference of the Series A Preferred Stock was $521.0 million, which included accrued and unpaid dividends of $22.4 million. On January 2, 2024 and July 1, 2024, the Company paid dividends in-kind of $22.5 million and $23.3 million, respectively. As of September 30, 2024, the liquidation preference of the Series A Preferred Stock was $556.7 million, which includes accrued and unpaid dividends of $12.3 million. Searchlight is the sole holder of all of the issued and outstanding shares of the Company’s Series A Preferred Stock. The Company intends to exercise the paid-in-kind dividend option on the Series A Preferred Stock through at least 2025.

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

The following table summarizes total compensation costs recognized for share-based payments during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Restricted stock	$1,628	$1,263	$4,419	$3,426
Performance shares	1,010	998	2,930	2,022
Total	$2,638	$2,261	$7,349	$5,448

Share-based compensation expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

As of September 30, 2024, total unrecognized compensation cost related to non-vested Restricted Stock Awards (“RSAs”) and Performance Share Awards (“PSAs”) was $15.3 million and will be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes the RSA and PSA activity for the nine-month period ended September 30, 2024:

	RSAs		PSAs
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested shares outstanding - December 31, 2023	1,491,997	$3.78	690,822	$7.28
Shares granted	2,072,248	$4.31	548,075	$3.17
Shares vested	(75,943)	$4.03	(384,811)	$7.66
Shares forfeited, cancelled or retired	(48,084)	$3.83	(120,236)	$5.86
Non-vested shares outstanding - September 30, 2024	3,440,218	$4.09	733,850	$4.24

At September 30, 2024, we had 2.3 million PSAs outstanding for which performance condition achievement has not yet been determined, with a weighted average grant date fair value of $3.89. The PSAs are earned upon the achievement of predetermined goals over the performance periods, which range from one to three years. Depending on performance, a number of shares equal to 0% to 150% of the target PSAs outstanding as of September 30, 2024 may be issued as restricted stock once the performance periods are completed.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component for the nine-month period ended September 30, 2024:

	Pension and
	Post-Retirement	Derivative
(In thousands)	Obligations	Instruments	Total
Balance at December 31, 2023	$(20,084)	$(1,788)	$(21,872)
Other comprehensive gain (loss) before reclassifications	—	1,790	1,790
Amounts reclassified from accumulated other comprehensive loss	(1,366)	(3,917)	(5,283)
Net current period other comprehensive income	(1,366)	(2,127)	(3,493)
Balance at September 30, 2024	$(21,450)	$(3,915)	$(25,365)

The following table summarizes reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the
(In thousands)	2024	2023	2024	2023	Statement of Operations
Amortization of pension and post-retirement items:
Prior service credit	$130	$132	$391	$397	(a)
Actuarial gain	487	1,223	1,461	3,669	(a)
	617	1,355	1,852	4,066	Total before tax
	(162)	(356)	(486)	(1,069)	Tax expense
	$455	$999	$1,366	$2,997	Net of tax

Gain on cash flow hedges:
Interest rate derivatives	$1,790	$2,334	$5,306	$8,243	Interest expense
	(468)	(610)	(1,389)	(2,153)	Tax expense
	$1,322	$1,724	$3,917	$6,090	Net of tax

(a)	These items are included in the components of net periodic benefit cost for our pension and other post-retirement benefit plans. See Note 13 for further discussion regarding our pension and other post-retirement benefit plans.

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

The following table summarizes the components of net periodic pension cost (benefit) for our Pension Plans for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Interest cost	$6,671	$7,357	$20,013	$22,070
Expected return on plan assets	(6,659)	(7,850)	(19,979)	(23,550)
Net amortization loss	209	72	629	216
Net prior service cost amortization	31	31	92	92
Net periodic pension cost (benefit)	$252	$(390)	$755	$(1,172)

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

The following table summarizes the components of the net periodic benefit for our Post-retirement Plans for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Service cost	$20	$19	$62	$57
Interest cost	692	749	2,078	2,249
Expected return on plan assets	(45)	(47)	(136)	(141)
Net amortization gain	(696)	(1,295)	(2,090)	(3,885)
Net prior service credit amortization	(161)	(163)	(483)	(489)
Net periodic post-retirement benefit	$(190)	$(737)	$(569)	$(2,209)

The components of net periodic post-retirement benefit cost other than the service cost component are included in other, net within other income (expense) in the condensed consolidated statements of operations.

Contributions

We elected to participate in the American Rescue Plan Act of 2021 (“ARPA”) beginning with the 2021 plan year.  ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions to provide funding relief for employers. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We intend to use our current pre-funded balance to satisfy the minimum contribution requirements until the balance is exhausted, which is expected to occur in late 2024. We expect to contribute approximately $0.2 million to our Pension Plans and $5.7 million to our Post-retirement Plans in 2024. As of September 30, 2024, we have contributed $0.2 million and $5.0 million of the annual contribution to the Pension Plans and Post-retirement Plans, respectively.

14. INCOME TAXES

Our unrecognized tax benefits as of September 30, 2024 and December 31, 2023 were $4.9 million. The net amount of unrecognized tax benefits that, if recognized, would result in an impact to the effective tax rate is $4.7 million as of September 30, 2024 and December 31, 2023. We do not expect any material change in our unrecognized tax benefits during the remainder of 2024.

Our practice is to recognize interest and penalties related to income tax matters in interest expense and selling, general and administrative expenses, respectively. As of September 30, 2024, we did not have a material liability for interest or penalties and had no material interest or penalty expense.

The periods subject to examination for our federal return are years 2020 through 2023. The periods subject to examination for our state returns are years 2019 through 2023. In addition, prior tax years may be subject to examination by federal or state taxing authorities if the Company’s net operating loss carryovers from those prior years are utilized in the future. We are currently under examination by certain state taxing authorities. We do not expect any settlement or payment that may result from the examination to have a material effect on our results or cash flows.

Our effective tax rate was 22.1% and 15.0% for the three months ended September 30, 2024 and 2023, respectively and 20.7% and 16.8% for the nine months ended September 30, 2024 and 2023, respectively. On July 10, 2023, we entered into a definitive agreement to sell our Washington operations and the transaction closed on May 1, 2024. As a result, we recorded an increase to our current tax expense of $2.4 million and $8.5 million for the three and nine months ended September 30, 2024, respectively,  and $3.6 million and $17.7 million for the three and nine months ended September 30, 2023, respectively, related to the write-down of noncash goodwill included in the transaction that is not deductible for tax purposes. The Company does not consider this sales transaction and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations. During the three months ended September 30, 2023, we recorded $4.4 million of tax expense to adjust our 2022 provision to match our 2022 returns. Exclusive of these adjustments, our effective tax rate for the three months ended September 30, 2024 and 2023 would have been approximately 25.8% and 26.0%, respectively, and approximately 25.5% and 25.6% for the nine months ended

September 30, 2024 and 2023, respectively. In addition, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this Quarterly Report on Form 10-Q, including those relating to the take private transaction, the impact on future revenue sources, pending and future regulatory orders, continued expansion of the telecommunications network and expected changes in the sources of our revenue and cost structure resulting from our entrance into new markets, are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect, among other things, our current expectations, plans, strategies and anticipated financial results.  Moreover, forward-looking statements necessarily involve assumptions on our part.  These forward-looking statements generally are identified by the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “should,” “may,” “will,” “would,” “will be,” “will continue” or similar expressions. There are a number of risks, uncertainties, conditions and other important factors that may cause the actual results of Consolidated Communications Holdings, Inc. and its subsidiaries (“Consolidated,” the “Company,” “we” or “our”) to differ materially from those expressed or implied by these forward-looking statements including: (1) significant competition in all parts of our business and among our customer channels; (2) our ability to adapt to rapid technological changes; (3) shifts in our product mix that may result in a decline in operating profitability; (4) public health threats, including the novel coronavirus (“COVID-19”) pandemic; (5) continued receipt of support from various funds established under federal and state laws; (6) disruptions in our networks and infrastructure and any related service delays or disruptions could cause us to lose customers and incur additional expenses; (7) cyber-attacks may lead to unauthorized access to confidential customer, personnel and business information that could adversely affect our business; (8) our ability to fund capital expenditures required  for our operations; (9) our ability to obtain and maintain necessary rights-of-way for our networks; (10) our ability to obtain necessary hardware, software and operational support from third-party vendors; (11) the impact of rising video content costs; (12) our ability to enter into new collective bargaining agreements or renew existing agreements; (13) our ability to attract and/or retain certain key management and other personnel in the future; (14) risks associated with acquisitions and the realization of anticipated benefits from such acquisitions; (15) increasing attention to, and evolving expectations for, environmental, social and governance initiatives; (16) the impact of unfavorable changes in financial markets on our pension plan investments; (17) weak economic conditions; (18) the risk that the proposed Merger (as defined herein) may not be completed in a timely manner or at all; (19) the possibility that any or all of the various conditions to the consummation of the proposed Merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); (20) the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed Merger, including in circumstances that would require the Company to pay a termination fee; (21) the effect of the announcement or pendency of the proposed Merger on the Company’s ability to attract, motivate or retain key executives and employees, its ability to maintain relationships with its customers, suppliers and other business counterparties, or its operating results and business generally; (22) risks related to the proposed Merger transaction diverting management’s attention from the Company’s ongoing business operations; (23) the amount of costs, fees and expenses related to the proposed merger transaction; (24) the risk that the Company’s stock price may decline significantly if the proposed Merger is not consummated; (25) the risk of stockholder litigation in connection with the proposed Merger, including resulting expense or delay; and (26) the other risk factors described in Part I, Item 1A of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as updated by our other filings with the Securities and Exchange Commission (the “SEC”). Many of these circumstances are beyond our ability to control or predict.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements that appear throughout this report. Furthermore, undue reliance should not be placed on forward-looking statements, which are based on the information currently available to us and speak only as of the date they are made.  Except as required under federal securities laws or the rules and regulations of the SEC, we disclaim any intention or obligation to update or revise publicly any forward-looking statements. Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes to the financial statements (“Notes”) as of and for the three and nine months ended September 30, 2024 included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Overview

Consolidated is a broadband and business communications provider offering a wide range of communication solutions to consumer, commercial and carrier customers across a service area in over 20 states.  We operate an advanced fiber network spanning nearly 66,000 fiber route miles across many rural areas and metro communities.  We offer residential high-speed Internet, phone and home security services as well as multi-service residential and small business bundles. Our business product suite includes: data and Internet solutions, voice, data center services, security services, managed and IT services, and an expanded suite of cloud services. We provide wholesale solutions to wireless and wireline carriers and other service providers including data, voice, network connections and custom fiber builds and last mile connections.

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

In 2024, we plan to continue to execute on our multi-year fiber growth plan and transformation from a copper-based telecommunications provider to a fiber broadband provider. Our fiber build plan includes the upgrade of approximately 150,000 homes and small businesses in 2024. During the three and nine months ended September 30, 2024, we upgraded approximately 58,000 and 101,700 passings, respectively and added approximately 18,500 and 55,000 consumer fiber Gig-capable subscribers, respectively. During the year ended December 31, 2023, we upgraded approximately 227,500 passings. As of September 30, 2024, approximately 51% of our passings were at least 1 Gig capable, as compared to 22% at December 31, 2021.

Fidium Fiber, our Gigabit consumer fiber internet product with an all-new customer experience reinforces our broadband-first strategy. Our Fidium plans offer symmetrical speeds up to 2 Gbps over the latest WiFi 6 technology with no data caps. We expect to continue to expand the availability of Fidium Fiber further into communities within our markets. In February 2023, we launched Fidium@Work and expanded our Fidium Fiber service to small businesses everywhere Fidium internet is available. Fidium@Work is ideal for small businesses that have outgrown residential or traditional internet service, but do not require an enterprise solution.

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

Operating revenues continue to be impacted by the industry-wide trend of declines in voice services, access lines and related network access revenue.  Many customers are choosing to subscribe to alternative communication services, and competition for these subscribers continues to increase. Total voice connections decreased 15% as of September 30, 2024 compared to the same period in 2023. We have been able to mitigate some of the access line losses through alternative product offerings, such as our VoIP service.

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

In July 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. This initiative included a reduction in workforce, consolidation and elimination of certain facilities and review of our product offerings. In 2024, we expect to continue to seek to improve operating efficiency through technology, better practices and procedures and through cost containment measures, and initiated a plan during the quarter ended September 30, 2024 to further reduce our workforce. During the three months ended September 30, 2024 and 2023, we recognized severance costs of $10.4 million and $16.2 million, respectively, in connection with the plans.

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

Divestiture

On July 10, 2023, we entered into a definitive agreement to sell our business located in the Washington market (the “Washington operations”), for gross cash proceeds of approximately $73.0 million, subject to customary working capital adjustments and other post-closing purchase price adjustments. At December 31, 2023, the assets and liabilities to be sold were classified as assets held for sale in the condensed consolidated balance sheet. During the nine months ended September 30, 2023, in connection with the expected sale, the carrying value of the net assets to be sold were reduced to their estimated fair value, which was determined based on the estimated selling price less costs to sell. As a result, we recognized an impairment loss of $77.8 million during the nine months ended September 30, 2023. The sale of the Washington operations closed on May 1, 2024. During the nine months ended September 30, 2024, we recognized an additional loss on the sale of $0.5 million, which is included in selling, general and administrative expense in the condensed consolidated statement of operations as a result of changes in estimated working capital adjustments and selling costs. For the three months ended September 30, 2023, operating revenues for the Washington operations were $5.0 million or 1.8% of total consolidated operating revenues. For the nine months ended September 30, 2024 and 2023, operating revenues for the Washington operations were $6.3 million or 0.8% and $15.1 million or 1.8% of total consolidated operating revenues, respectively.

Results of Operations

The following tables reflect our financial results on a consolidated basis and key operating metrics as of and for the three and nine  months ended September 30, 2024 and 2023.

Financial Data

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except for percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating Revenues
Consumer:
Broadband (Data and VoIP)	$82.4	$75.1	$7.3	10%	$243.7	$214.4	$29.3	14%
Voice services	27.9	31.6	(3.7)	(12)	84.2	95.2	(11.0)	(12)
Video services	—	8.5	(8.5)	(100)	9.9	27.5	(17.6)	(64)
	110.3	115.2	(4.9)	(4)	337.8	337.1	0.7	0
Commercial:
Data services (includes VoIP)	54.6	53.8	0.8	1	163.9	160.2	3.7	2
Voice services	31.5	31.8	(0.3)	(1)	92.7	96.7	(4.0)	(4)
Other	9.4	9.3	0.1	1	26.7	29.4	(2.7)	(9)
	95.5	94.9	0.6	1	283.3	286.3	(3.0)	(1)
Carrier:
Data and transport services	30.4	31.4	(1.0)	(3)	91.7	95.5	(3.8)	(4)
Voice services	3.4	4.1	(0.7)	(17)	10.8	12.7	(1.9)	(15)
Other	0.3	0.3	—	—	0.8	1.0	(0.2)	(20)
	34.1	35.8	(1.7)	(5)	103.3	109.2	(5.9)	(5)

Subsidies	5.9	6.9	(1.0)	(14)	19.1	21.0	(1.9)	(9)
Network access	22.0	20.8	1.2	6	65.6	68.0	(2.4)	(4)
Other products and services	3.3	10.0	(6.7)	(67)	5.4	13.3	(7.9)	(59)
Total operating revenues	271.1	283.6	(12.5)	(4)	814.5	834.9	(20.4)	(2)

Operating Expenses
Cost of services and products (exclusive of depreciation and amortization)	113.2	132.4	(19.2)	(15)	340.7	391.3	(50.6)	(13)
Selling, general and administrative costs	98.6	95.7	2.9	3	275.9	259.6	16.3	6
Transaction costs	0.6	1.1	(0.5)	(45)	6.7	2.0	4.7	235
Loss on impairment of assets held for sale	—	—	—	—	—	77.8	(77.8)	(100)
Loss on disposal of assets	—	6.7	(6.7)	(100)	—	12.4	(12.4)	(100)
Depreciation and amortization	76.7	79.6	(2.9)	(4)	237.1	236.8	0.3	0
Total operating expenses	289.1	315.5	(26.4)	(8)	860.4	979.9	(119.5)	(12)
Loss from operations	(18.0)	(31.9)	(13.9)	(44)	(45.9)	(145.0)	(99.1)	(68)
Interest expense, net	(44.9)	(39.6)	5.3	13	(131.5)	(110.4)	21.1	19
Other income, net	0.1	3.5	(3.4)	(97)	2.0	11.7	(9.7)	(83)
Income tax benefit	(13.8)	(10.2)	3.6	35	(36.2)	(40.9)	(4.7)	(11)
Net loss	(49.0)	(57.8)	(8.8)	(15)	(139.2)	(202.8)	(63.6)	(31)
Dividends on Series A preferred stock	12.3	11.3	1.0	9	35.7	32.6	3.1	10
Net income attributable to noncontrolling interest	0.1	0.1	—	—	0.3	0.4	(0.1)	(25)
Loss attributable to common shareholders	$(61.4)	$(69.2)	$(7.8)	(11)	$(175.2)	$(235.8)	$(60.6)	(26)

Adjusted EBITDA (1)	$86.5	$80.2	$6.3	8%	$259.1	$232.5	$26.6	11%

(1)	A non-GAAP measure. See the “Non-GAAP Measures” section below for additional information and reconciliation to the most directly comparable GAAP measure.

Key Operating Statistics

	As of September 30,
	2024	2023	Change	% Change
Consumer customers	494,660	498,198	(3,538)	(1)%

Fiber Gig+ capable	249,656	175,748	73,908	42
DSL/Copper	149,864	210,473	(60,609)	(29)
Consumer data connections	399,520	386,221	13,299	3

Consumer voice connections	203,231	249,081	(45,850)	(18)
Video connections	—	26,158	(26,158)	(100)

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

Broadband services revenues increased $7.3 million and $29.3 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The change in broadband services revenue was reduced in part by the sale of the Washington operations in 2024, which resulted in a decrease of broadband services revenues of $2.0 million and $3.5 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. Broadband services revenue continued to increase primarily as a result of price increases and growth in fiber Internet services as fiber data connections continue to increase and offset the decline in copper data connections. Total consumer data connections increased 3% as of September 30, 2024 compared to the same period in 2023. In addition, a greater mix of our subscribers are shifting towards higher broadband speeds and electing to subscribe to our 1 Gig or higher product.

Voice Services

We offer several different basic local phone service packages and long-distance calling plans, including unlimited flat-rate calling plans. The plans include options for voicemail and other custom calling features such as caller ID, call forwarding and call waiting.  Voice services revenues decreased $3.7 million and $11.0 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to a decline in access lines. In addition, the sale of our Washington operations in 2024 accounted for $0.8 million and $1.4 million of the decrease during the three and nine months ended September 30, 2024, respectively. The number of local access lines in service directly affects the recurring revenues we generate from end users and continues to be impacted by the industry-wide decline in access lines. We expect to continue to experience erosion in voice connections due to competition from alternative technologies.

Video Services

Depending on geographic market availability, our video services historically ranged from limited basic service to advanced digital television, which included several plans, each with hundreds of local, national and music channels including premium and Pay-Per-View channels as well as video On-Demand service. Certain customers could have also subscribed to our advanced video services, which consist of high-definition television, digital video recorders (“DVR”) and/or a whole home DVR. Our video subscribers could also watch their favorite shows, movies and livestreams on any device. In addition, we offered other on-demand streaming TV services, which provided endless entertainment options. In 2024, we commenced a scheduled decommissioning of video services across all our markets. Video services have been discontinued in all markets as of the end of July 2024 as part of our plan to simplify our product offerings and focus on our fiber-first strategy.

Video services revenues decreased $8.5 million and $17.6 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to the planned discontinuance of video services in our markets and the transition of customers to streaming services offered through our streaming partnerships.

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

Data services revenues increased $0.8 million and $3.7 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 due to continued growth in dedicated Internet access and fiber Internet services, which was reduced in part by declines in Metro Ethernet and VoIP phone services as a result of customer churn. In recent years, the growth in data services revenues has been impacted by customer churn from increased competition and price compression as customers are migrating from legacy data connection products to more competitive products with a lower average revenue per user.

Voice Services

Voice services include basic local phone and long-distance service packages for business customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features such as caller ID, call forwarding, speed dialing and call waiting. Services can be charged at a fixed monthly rate, a measured rate or can be bundled with selected services at a discounted rate. Voice services revenues decreased $0.3 million and $4.0 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to a decline in access lines as commercial customers are increasingly choosing alternative technologies and the broad range of features that Internet-based voice services can offer.

Other

Other services include business equipment sales and related hardware and maintenance support, video services, pole attachment fees and other miscellaneous revenues, including 911 service revenues. Other services revenues increased $0.1 million and decreased $2.7 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to a decline in custom construction and structured cabling revenues. Pole license attachment fees also decreased following the sale in 2023 of poles located in New Hampshire and video services decreased from the discontinuance of video services in our markets in 2024. However, these declines were offset in part by an increase in business equipment sales.

Carrier

Data and Transport Services

We provide high-speed fiber data transmission services to regional and national interexchange and wireless carriers including Ethernet, cellular backhaul, dark fiber and colocation services. Data and transport services revenues decreased $1.0 million and $3.8 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 due to a decrease in Ethernet services as a result of customer churn. Colocation and cellular backhaul revenue also declined from the same periods in 2023 as a result of a reduction in pricing of recent contract renewals with our wireless backhaul partners. We expect to recognize further declines in cellular backhaul revenue as a result of the new pricing in 2024.

Voice Services

We provide basic local phone service packages with customized features for resell by wholesale customers. The plans include options for voicemail, conference calling, linking multiple office locations and other custom calling features.  Voice services revenues decreased $0.7 million and $1.9 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily as a result of customer churn for business data services.

Subsidies

Subsidies consist of both federal and state subsidies, which are designed to promote widely available, quality broadband services at affordable prices with higher data speeds in rural areas.  Subsidies revenues decreased $1.0 million and $1.9 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to changes in state subsidies support and the sale of the Washington operations in May 2024. See the “Regulatory Matters” section below for a further discussion of the subsidies we receive.

Network Access Services

Network access services include interstate and intrastate switched access, network special access and end user access. Switched access revenues include access services to other communications carriers to terminate or originate long-distance calls on our network. Special access circuits provide dedicated lines and trunks to business customers and interexchange carriers. Network access services revenues increased $1.2 million and decreased $2.4 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Special access revenues continue to be impacted by declines in minutes of use, voice connections and carrier circuits as carriers transition to Ethernet based transport solutions; however, the decline was reduced in part by price increases implemented during the three months ended September 30, 2024. End user access revenue increased $0.8 million and decreased $0.8 million during the three and nine months ended September 30, 2024, respectively, as a result of quarterly changes in Federal and State Universal Service Fund (“USF”) contribution factors in 2024 as compared to 2023.

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

Other products and services revenues decreased $6.7 million and $7.9 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to a decline in revenue from PPP construction projects. Directory advertising revenue also declined from the prior year periods.

Operating Expenses

Cost of Services and Products

Cost of services and products decreased $19.2 million and $50.6 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Video programming costs decreased as a result of a decline in video connections and the planned decommissioning of video services in 2024. Access expense also decreased from the prior year periods as a result of additional fiber costs for PPP construction agreements related to construction projects in 2023, as described above. Contract labor costs declined from savings in maintenance costs. Employee labor costs decreased as a result of a reduction in head count and the cost savings initiative plan implemented in 2023. Required contributions to the State USF decreased in the nine months ended September 30, 2024 as a result of a reduction in the funding rates for Texas as compared to 2023. In addition, Federal USF contributions declined due to a one-time adjustment recognized during the nine months ended September 30, 2024 for the final filings for 2023 as well as lower assessable revenues in 2024.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $2.9 million and $16.3 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Professional fees increased during the three and nine months ended September 30, 2024 for various system enhancements, customer service improvements and strategic initiatives. However, the increase was reduced in part by an overall decline in severance costs incurred in 2024 and 2023. During each of the three months ended September 30, 2024 and 2023, we initiated a business simplification and cost savings initiative plan intended to further align our company as a fiber-first provider, improve operating efficiencies, lower our cost structure and ultimately improve the overall customer experience. In connection with the cost savings initiative plans and reduction in workforce, we recognized severance costs of $10.4 million and $16.2 million during the three months ended September 30, 2024 and 2023, respectively, and $15.2 million and $19.7 million during the nine months ended September 30, 2024 and 2023, respectively.

Transaction Costs

Transaction costs of $0.6 million and $1.1 million during the three months ended September 30, 2024 and 2023, respectively, and $6.7 million and $2.0 million during the nine months ended September 30, 2024 and 2023, respectively, consist primarily of legal and other professional fees incurred in connection with the Merger Agreement entered into with Searchlight in October 2023.

Loss on Disposal of Assets

During the three and nine months ended September 30, 2023, we recognized an additional loss of $2.6 million and $4.7 million, respectively, on the sale of substantially all of the assets of our Kansas City operations as a result of purchase price adjustments and working capital changes. We also recognized a loss of $0.5 million and $4.1 million related to the sale of certain utility poles during the three and nine months ended September 30, 2023, respectively.  In addition, during the three and nine months ended September 30, 2023, we recognized a loss of $3.6 million on the disposal of certain equipment and inventory.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.9 million and increased $0.3 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to ongoing capital expenditures related to the fiber network expansion and customer service improvements as well as success-based capital projects for consumer and commercial services. However, depreciation expense declined during the three and nine months ended September 30, 2024 due to certain assets becoming fully depreciated. Amortization expense also declined during the three and nine months ended September 30, 2024 for customer relationships, which are amortized under the accelerated method.

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

Non-Operating Items

Interest Expense, Net

Interest expense, net of interest income, increased $5.3 million and $21.1 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to additional interest on borrowings from the revolving credit facility as a result of outstanding borrowings of $200.0 million as of September 30, 2024 and an increase in variable interest rates on our outstanding term loan during the nine months ended September 30, 2024. Interest expense also increased from a decline in interest income of $3.3 million during the nine months ended September 30, 2024 due to additional cash equivalents and short-term investments in 2023.

Other Income

Other income decreased $3.4 million and $9.7 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to a decline in investment income of $1.8 million and $4.2 million, respectively, as a result of earnings from short-term investments in 2023. Pension and post-retirement expense increased $1.2 million and $3.6 million during the three and nine months ended September 30, 2024, respectively. See Note 13 to the condensed consolidated financial statements for a more detailed discussion regarding our pension and post-retirement plans.

Income Taxes

Income tax benefit increased $3.6 million and decreased $4.7 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Our effective tax rate was 22.1% and 15.0% for the three months ended September 30, 2024 and 2023, respectively and 20.7% and 16.8% for the nine months ended September 30, 2024 and 2023, respectively. On July 10, 2023, we entered into a definitive agreement to sell our Washington operations and the transaction closed on May 1, 2024. As a result, we recorded an increase to our current tax expense of $2.4 million and $8.5 million for the three and nine months ended September 30, 2024, respectively, and $3.6 million and $17.7 million for the three and nine months ended September 30, 2023, respectively, related to the write-down of noncash goodwill included in the transaction that is not deductible for tax purposes. The Company does not consider this sales transaction and related goodwill adjustments unusual or infrequent and therefore the corresponding tax impact is recorded through continuing operations. During the three months ended September 30, 2023, we recorded $4.4 million of tax expense to adjust our 2022 provision to match our 2022 returns. Exclusive of these adjustments, our effective tax rate for the three months ended September 30, 2024 and 2023 would have been approximately 25.8% and 26.0%, respectively and approximately 25.5% and 25.6% for the nine months ended September 30, 2024 and 2023, respectively. In addition, the effective tax rate differed from the federal and state statutory rates due to various permanent income tax differences.

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

The following table is a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, unaudited)	2024	2023	2024	2023
Net loss	$(48,972)	$(57,720)	$(139,183)	$(202,773)
Add (subtract):
Interest expense, net of interest income	44,894	39,571	131,477	110,334
Income tax benefit	(13,879)	(10,220)	(36,232)	(40,908)
Depreciation and amortization	76,693	79,604	237,135	236,841
EBITDA	58,736	51,235	193,197	103,494

Adjustments to EBITDA:
Other, net (1)	25,163	20,043	58,630	33,442
Loss on disposal of assets	—	6,692	—	12,380
Loss on impairment	—	—	—	77,755
Non-cash, stock-based compensation	2,638	2,261	7,349	5,448
Adjusted EBITDA	$86,537	$80,231	$259,176	$232,519

(1)	Includes dividend income, income attributable to noncontrolling interests in subsidiaries, acquisition and transaction related costs including integration and severance, non-cash pension and post-retirement benefits and certain other miscellaneous items.

Liquidity and Capital Resources

Outlook and Overview

Our operating requirements have historically been funded from cash flows generated from our business and borrowings under our credit facilities. We expect that our future operating requirements will continue to be funded from cash flows from operating activities, existing cash and cash equivalents, proceeds from sales of nonstrategic assets and borrowings under our revolving credit facility or other funding arrangements and our ability to obtain future external financing. We anticipate that we will continue to use a substantial portion of our cash flow to fund capital expenditures for our accelerated fiber network expansion and growth plan.

The following table summarizes our cash flows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows provided by (used in):
Operating activities	$36,103	$102,593
Investing activities	(221,798)	(326,485)
Financing activities	225,328	(12,343)
Change in cash and cash equivalents	$39,633	$(236,235)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $36.1 million during the nine months ended September 30, 2024, a decrease of $66.5 million compared to the same period in 2023. Cash flows provided by operating activities decreased primarily due to a decline in accounts payable and accrued expense related to the timing of expenditures. Cash flows provided by operating activities also declined related to the timing of cash receipts for special projects and grant funding. Cash paid for interest also increased $13.6 million during the nine months ended September 30, 2024 compared to the same period in 2023.

Cash Flows Used In Investing Activities

Net cash used in investing activities was $221.8 million during the nine months ended September 30, 2024 and consisted primarily of cash used for capital expenditures and proceeds received from the sale of assets and investments.

Capital expenditures continue to be our primary recurring investing activity and were $290.3 million and $424.2 million during the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures for 2024 are expected to be used for our planned fiber projects and broadband network expansion, including the upgrade in 2024 of approximately 150,000 fiber passings, and to support success-based capital projects for commercial, carrier and consumer initiatives. We expect to continue to invest in the enhancement and expansion of our fiber network in order to retain and acquire more customers through a broader set of products and an expanded network footprint.

During the nine months ended September 30, 2024, we completed the sale of all of the issued and outstanding stock of our Washington operations for cash proceeds, net of selling costs, of $67.8 million.

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

The revolving credit facility has a maturity date of October 2, 2027 (subject to springing maturity on April 2, 2027 if the Term Loans, as of April 1, 2027, are scheduled to mature earlier than March 31, 2028) and an applicable margin (at our election) of 4.00% for SOFR-based borrowings or 3.00% for alternate base rate borrowings, with a 0.25% reduction in each case if the consolidated first lien leverage ratio, as defined in the Credit Agreement, does not exceed 3.20 to 1.00.  As of September 30, 2024, borrowings of $200.0 million were outstanding under our revolving credit facility. At December 31, 2023, there were no borrowings outstanding under the revolving credit facility. Stand-by letters of credit of $46.7 million were outstanding under our revolving credit facility as of September 30, 2024.  The stand-by letters of credit are renewable annually and reduce the borrowing availability under the revolving credit facility. As of September 30, 2024, $3.3 million was available for borrowing under the revolving credit facility, subject to certain covenants. As of November 5, 2024, borrowings of $212.0 million and stand-by letters of credit of $35.4 million were outstanding under our revolving credit facility.

The weighted-average interest rate on outstanding borrowings under our credit facility was 8.89% and 8.96% as of September 30, 2024 and December 31, 2023, respectively. Interest is payable at least quarterly.

Credit Agreement Covenant Compliance

The Credit Agreement contains various provisions and covenants, including, among other items, restrictions on the ability to pay dividends, incur additional indebtedness, and issue certain capital stock.  We have agreed to maintain certain financial ratios, including a maximum consolidated first lien leverage ratio, as defined in the Credit Agreement.  Among other things, it will be an event of default, with respect to the revolving credit facility only, if our consolidated first lien leverage ratio is greater than 7.75:1.00 as of the end of any fiscal quarter, if on such date the testing threshold is met. The testing threshold is met if the aggregate amount of our borrowings outstanding under the revolving credit facility exceeds 35%.  As of September 30, 2024, the testing threshold was met and our consolidated first lien leverage ratio under the Credit Agreement was below 7.75:1.00.  As of September 30, 2024, we were in compliance with the Credit Agreement covenants.

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

Fiber Broadband Term Loans

On August 28, 2024 and October 7, 2024, the Company entered into loan agreements (the “Loan Agreements”), pursuant to which the Company may borrow up to an aggregate amount of $80.0 million and $60.0 million, respectively, in delayed draw term loans to fund further development and construction of fiber infrastructure. Outstanding borrowings under the Loan Agreements will bear interest at a fixed rate of 6.50% per annum, payable semi-annually. The term of the loans is four years from the initial advance with an option to extend the maturity by two one-year periods, subject to certain terms and conditions. The borrowings are senior secured obligations of the Company and the Loan Agreements contain negative covenants substantively similar to the existing Credit Agreement and other covenants customary for facilities of this type. As of September 30, 2024, borrowings of $43.8 million were outstanding under the Loan Agreement entered into on August 28, 2024. As of November 5, 2024, borrowings of $51.8 million and $5.6 million were outstanding under the Loan Agreements entered into on August 28, 2024 and October 7, 2024, respectively.

Searchlight Term Loan

On March 21, 2024, the Company, through certain of its wholly-owned subsidiaries, and Searchlight, as lender entered into a Term Loan Agreement (the “Searchlight Loan Agreement”), which consists of delayed draw term loans in the aggregate amount of $80.0 million (the “Loan”). The Searchlight Loan Agreement provides us with the ability to borrow on the Loan in the event either (a) the aggregate amount of available loans to be drawn under the revolving credit facility is less than $25.0 million or (b) drawing under the revolving credit facility would trigger the financial maintenance covenant thereunder and we would not be in compliance with such covenant on a pro forma basis, in each case subject to the satisfaction of certain other customary conditions.

In the event the Loan is ever drawn, we intend to apply the proceeds from the Loan to directly or indirectly fund capital expenditures for our fiber broadband expansion plan. The Searchlight Loan Agreement is unsecured and the Loan will mature on April 2, 2027. Drawn amounts on the Loan bear interest at a rate per annum equal to an applicable rate ranging from 12.0% per annum, which applies prior to the date that is 18 months after the initial borrowing date (unless the Merger Agreement is terminated pursuant to the Company’s breach thereof), to the amount required for Searchlight to realize a multiple on invested capital of 1.75x on the Loan, which applies on and after the earlier of (i) the date that the Merger Agreement is terminated pursuant to the Company’s breach thereof and (ii) the date that is 18 months after the initial borrowing date.

The Searchlight Loan Agreement contains various affirmative, negative, and financial covenants consistent with the Company’s existing credit agreement. The Loan Agreement requires, in the event the Merger Agreement is terminated and any amounts in respect of the Loan remain outstanding, for the Company to maintain a maximum consolidated first lien leverage ratio. The Searchlight Loan Agreement also contains customary events of default, including, but not limited to, nonpayment, material inaccuracy of representations and warranties, violations of covenants, nonpayment of other material debts, certain bankruptcy and liquidations, certain material judgments, and certain events related to the Employee Retirement Income Security Act of 1974, as amended.

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

Senior Notes Covenant Compliance

Subject to certain exceptions and qualifications, the indentures governing the Senior Notes contain customary covenants that, among other things, limits the Company and its restricted subsidiaries’ ability to: incur additional debt or issue certain preferred stock; pay dividends or make other distributions on capital stock or prepay subordinated indebtedness; purchase or redeem any equity interests; make investments; create liens; sell assets; enter into agreements that restrict dividends or other payments by restricted subsidiaries; consolidate, merge or transfer all or substantially all of its assets; engage in transactions with its affiliates; or enter into any sale and leaseback transactions.  The indentures also contain customary events of default.  As of September 30, 2024, the Company was in compliance with all terms, conditions and covenants under the indentures governing the Senior Notes.

Finance Leases

We lease certain facilities and equipment under various finance leases which expire between 2024 and 2040. As of September 30, 2024, the present value of the minimum remaining lease commitments was approximately $40.4 million, of which $20.6 million was due and payable within the next twelve months. The leases require total remaining rental payments of $45.6 million as of September 30, 2024.

Sufficiency of Cash Resources

The following table sets forth selected information regarding our financial condition.

	September 30,	December 31,
(In thousands, except for ratio)	2024	2023
Cash and cash equivalents	$44,398	$4,765
Working capital (deficit)	(79,268)	(61,090)
Current ratio	0.76	0.81

Our net working capital deficit increased $18.2 million as of September 30, 2024 compared to December 31, 2023. Working capital at December 31, 2023, included net assets classified as held for sale of $67.1 million related to the pending sale of the Washington operations, which was completed in the second quarter of 2024. The proceeds from the sale were used in part to fund capital expenditures for the fiber build plan in 2024. An increase in accrued interest reduced working capital $18.1 million at September 30, 2024 related to the timing of the semi-annual interest payments for our Senior Notes. Accounts payable also increased $9.3 million related to the timing of expenditures. However, cash and cash equivalents increased $40.0 million primarily from the borrowings under the Broadband Loan Agreements during the quarter ended September 30, 2024. The working capital deficit was also reduced by a decline in accrued expense of $23.5 million and an increase in accounts receivable of $18.1 million related to the timing of cash receipts for special projects and grant funding.

Our most significant use of funds for the remainder of 2024 is expected to be for capital expenditures and interest payments on our indebtedness. We have historically funded certain core network capacity equipment with finance leases and it remains our intent to continue such arrangements with our leasing partners. In the event we are unable to secure such financing, we may be required to make cash expenditures for this capital. The refinancing of our capital structure in recent years, including the Fifth Amendment to our Credit Agreement described above, availability as of September 30, 2024 of approximately $96.2 million and $80.0 million undrawn under the Loan Agreements and the Searchlight Loan Agreement, respectively, provides us with near-term financial and operational flexibility. In the future, our ability to use cash may be limited by our other expected uses of cash and our ability to incur additional debt will be limited by our existing and future debt agreements.

We believe that cash flows from operating activities, together with our existing cash and borrowings available under our financing arrangements, will be sufficient for at least the next twelve months to fund our current anticipated uses of cash. After that, our ability to fund expected uses of cash and to comply with the financial covenants under our debt agreements will depend on the results of future operations, performance, cash flow and potential additional divestitures of non-core assets. Our ability to fund expected uses from the results of future operations will be subject to prevailing economic conditions and to financial, business, regulatory, legislative and other factors, many of which are beyond our control.

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

Surety Bonds

In the ordinary course of business, we enter into surety, performance and similar bonds as required by certain jurisdictions in which we provide services. As of September 30, 2024, we had approximately $45.7 million of these bonds outstanding.

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

Our contribution amounts meet the minimum funding requirements as set forth in employee benefit and tax laws. We elected to participate in ARPA beginning with the 2021 plan year. ARPA, which was signed into law in March 2021, included changes to the employer funding requirements and is designed to reduce the amounts of required contributions as a relief. During 2021 and the six months ended June 30, 2022, we elected to fund our pension contributions at the pre-ARPA levels, which has created a pre-funded balance. We intend to use our current pre-funded balance to satisfy the minimum contribution requirements until the balance is exhausted, which is expected to occur in late 2024. We expect that for 2024, contributions to our Pension Plans will be approximately $0.2 million. As of September 30, 2024, we have contributed $5.0 million to our other post-retirement benefit plans, and expect to make contributions to our other post-retirement benefit plans totaling approximately $0.7 million during the remainder of 2024.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is primarily related to the impact of interest rate fluctuations on our debt obligations.  Market risk is the potential loss arising from adverse changes in market interest rates on our variable rate obligations.  In order to manage the volatility relating to changes in interest rates, we utilize derivative financial instruments such as interest rate swaps to maintain a mix of fixed and variable rate debt.  We do not use derivatives for trading or speculative purposes.  Our interest rate swap agreements effectively convert a portion of our floating-rate debt to a fixed-rate basis, thereby reducing the impact of interest rate changes on future cash interest payments.  We calculate the potential change in interest expense caused by changes in market interest rates by determining the effect of the hypothetical rate increase on the portion of our variable rate debt that is not subject to a variable rate floor or hedged through the interest rate swap agreements.  Based on our variable rate debt outstanding as of September 30, 2024, a 1.00% change in market interest rates would increase or decrease annual interest expense by approximately $7.0 million.

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

Evaluation of Disclosure Controls and Procedures

In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design to provide reasonable assurance of achieving their objectives and operation of our disclosure controls and procedures as of September 30, 2024.  Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

Based upon the evaluation performed by our management, which was conducted with the participation of our Chief Executive Officer and Chief Financial Officer, there were no changes in our internal control over financial reporting required by Rules 13a-15(d) under the Exchange Act during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5.  OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

The following financial information from Consolidated Communications Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED COMMUNICATIONS HOLDINGS, INC.

(Registrant)

November 5, 2024	By:	/s/ C. Robert Udell Jr.
C. Robert Udell Jr.,
Chief Executive Officer
(Principal Executive Officer)

November 5, 2024	By:	/s/ Fred A. Graffam III
Fred A. Graffam III,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)